Form 10-Q
period 1995-03-31
BRADLEY REAL ESTATE INC
filed 1995-05-11
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

         X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended March 31, 1995 or

         __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from               to
                                        -------------    -------------

         Commission file number 1-10328

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         04-6034603
         --------                                         ----------
 (State of Organization)                          (I.R.S. Identification No.)

                250 Boylston Street, Boston, Massachusetts 02116
                ------------------------------------------------
             (Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code:  (617) 421-0680
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       -----

Indicate the number of Shares outstanding of each class of Common Stock as of March 31, 1995:

         Shares of Common Stock, .01 par value: 8,529,526 Shares.

                           BRADLEY REAL ESTATE, INC.

                                 BALANCE SHEETS


                                                                           March 31,                          December 31,
                   Assets                                                    1995                                 1994
                   ------                                            -------------------                   -----------------
                                                                          (UNAUDITED)
Real estate investments - at cost                                          $178,623,000                        $177,939,000
Accumulated depreciation and amortization                                    23,624,000                          22,385,000
                                                                     -------------------                   -----------------
Net real estate investments                                                 154,999,000                         155,554,000

Other assets:
  Cash                                                                        1,488,000                             193,000
  Rents and other receivables, net of
    allowance for doubtful accounts of
    $481,000 for 1995 and $459,000 for 1994                                   5,826,000                           5,776,000
  Unamortized buyout of contract, net                                         5,240,000                                   -
  Deferred charges, net and prepaid expenses                                  3,970,000                           5,056,000
                                                                     -------------------                   -----------------
                                                                           $171,523,000                        $166,579,000
                                                                     ===================                   =================


    Liabilities and Stockholders' Equity
    ------------------------------------

Mortgage loans                                                              $27,666,000                         $27,748,000

Line of credit                                                               40,400,000                          39,000,000

Accounts payable and accrued expenses                                         5,437,000                           5,252,000
                                                                     -------------------                   -----------------
                                                                             73,503,000                          72,000,000
                                                                     -------------------                   -----------------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
    Authorized during 1994, 20,000,000 shares; Issued
    and outstanding, 0 shares at March 31, 1995 and
    December 31, 1994;                                                         -                                   -
  Shares of common stock, par value $.01 per share:
    Authorized during 1994, 80,000,000 shares; Issued
    and outstanding, 8,529,526 at March 31, 1995 and
    8,197,054 at December 31, 1994.                                              85,000                              82,000
  Shares of excess stock, par value $.01 per share:
    Authorized during 1994, 50,000,000 shares;  Issued
    and outstanding, 0 shares at March 31, 1995 and
    December 31, 1994                                                          -                                   -

Additional paid-in capital                                                  107,666,000                         103,251,000
Distributions in excess of accumulated
  earnings                                                                   (9,731,000)                         (8,754,000)
                                                                     -------------------                   -----------------
                                                                             98,020,000                          94,579,000
                                                                     -------------------                   -----------------
                                                                           $171,523,000                        $166,579,000
                                                                     ===================                   =================


    The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.

                              STATEMENTS OF INCOME
                                  (unaudited)


                                                                    March 31,                         March 31,
                                                                      1995                               1994
                                                                ----------------                   ----------------
Income:

  Rental income                                                    $8,615,000                          $7,455,000
  Other income                                                         85,000                               6,000
                                                                ----------------                   ----------------
                                                                    8,700,000                           7,461,000
                                                                ----------------                   ----------------

Expenses:

  Operations, maintenance and management                            1,277,000                           1,246,000
  Real estate taxes                                                 2,008,000                           1,861,000
  Mortgage and other interest                                       1,464,000                             699,000
  Depreciation and amortization                                     1,757,000                           1,084,000
  Administrative and general                                          359,000                             477,000
                                                                ----------------                   ----------------
                                                                    6,865,000                           5,367,000
                                                                ----------------                   ----------------

Net income                                                         $1,835,000                          $2,094,000
                                                                ================                   ================

Per share data:

  Net income                                                            $0.22                               $0.26
                                                                ================                   ================

Weighted average shares outstanding                                 8,413,849                           8,188,492
                                                                ================                   ================





    The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                    -------------------------------------------------
                                                                         1995                                1994
                                                                    --------------                      -------------
Cash flows from operating activities:
 Net income                                                           $1,835,000                          $2,094,000

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                       1,757,000                           1,084,000

 Change in assets and liabilities:
  Increase in rents and other receivables                                (50,000)                         (1,005,000)
  Increase in accounts payable and
   accrued expenses                                                      356,000                           1,356,000
  (Increase)decrease in deferred charges                                 864,000                            (890,000)
  Increase in unamortized buyout of contract                            (620,000)                             -
                                                                    --------------                      -------------
 Net cash provided by operating activities                             4,142,000                           2,639,000
                                                                    --------------                      -------------

Cash flows from investing activities:
 Additions to real estate investments                                   (684,000)                        (26,300,000)
                                                                    --------------                      -------------
 Net cash used by investing activities                                  (684,000)                        (26,300,000)
                                                                    --------------                      -------------

Cash flows from financing activities:
 Net borrowings under line of credit                                   1,400,000                          27,200,000
 Increase (decrease) in accounts payable for
  construction                                                          (171,000)                            297,000
 Distributions paid                                                   (2,812,000)                         (2,620,000)
 Shares issued under dividend reinvestment plan                          119,000                              35,000
 Principal payments on mortgage loans                                    (82,000)                            (59,000)
 Reorganization costs                                                   (617,000)                            -
                                                                    --------------                      -------------
 Net cash provided (used) by financing activities                     (2,163,000)                         24,853,000
                                                                    --------------                      -------------

Net increase in cash                                                   1,295,000                           1,192,000

Cash and cash equivalents:
 Beginning of period                                                     193,000                             950,000
                                                                    --------------                      -------------
 End of period                                                        $1,488,000                          $2,142,000
                                                                    ==============                      =============

Supplementary Information:
 Income taxes paid                                                       $12,000                             $26,000
 Interest paid, net of amount capitalized                             $1,464,000                            $699,000

Supplemental schedule of noncash investing and financing activities:
 The Company issued 325,000 shares of Common stock having a value of $4,916,000 in connection with the buyout of its contract with its former advisor.

    The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                    Retained
                                                                                                                    Earnings
                                                                                                                 (Distributions
                                                                                 Additional                       in Excess of
                                                    Shares                        Paid-In                          Accumulated
                                                 at par value                     Capital                           Earnings)
                                               ----------------                ---------------                  -----------------
Balance at December 31, 1994                       $82,000                      $103,251,000                      ($8,754,000)
 Net income                                         -                                 -                             1,835,000
 Cash distributions
  ($.33 per share)                                  -                                 -                            (2,812,000)
 Dividend reinvestment participation                -                                119,000                           -
 Shares issued in buyout of contract                 3,000                         4,913,000                           -
 Reorganization costs                               -                               (617,000)                          -
                                               ----------------                ---------------                  -----------------
Balance at March 31, 1995                          $85,000                      $107,666,000                      ($9,731,000)
                                               ================                ===============                  =================





    The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Net income per share and weighted-average shares outstanding have been restated on the statements of income to reflect the one-for-two reverse share split, effective on October 17, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1994.

NOTE 2 - COMMITMENTS/SUBSEQUENT EVENTS

On March 31, 1995, the Company had commitments of approximately $3,800,000 for tenant related capital improvements. Cash flow from operations and the Company's revolving bank line of credit are available to fund these improvements.

On April 18, 1995, the Company purchased Saint Francis Plaza, a 30,000 square foot shopping center located in Santa Fe, New Mexico for approximately $5,200,000. The acquisition was financed with the assumption of approximately $2,100,000 in existing mortgage debt bearing interest at the rate of 8.125% and the proceeds from the sale of 182,500 shares of Common Stock at a price of $17 per share.

NOTE 3 - UNAMORTIZED BUYOUT OF CONTRACT

       In January 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 to acquire the REIT advisory business of its former advisor, thereby enabling the Company to effect the buyout of its contract with the former advisor and to become self-administered. The total purchase price including related costs was $5,536,000 and is being amortized over 56 months, the remaining life of the contract.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       The Company and the REIT industry consider funds from operations (defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures") to be an important measure of performance for an equity REIT, because such measure does not treat depreciation and amortization expenses as operating expenses. The Company acquires, evaluates and sells properties based upon net operating income without taking into account property depreciation and amortization charges and utilizes funds from operations, together with other factors, in setting shareholder distribution levels. Funds from operations differs from cash flows from operating activities set forth in the Statement of Cash Flows in the Company's financial statements primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

         For the first quarter of 1995, funds from operations increased $414,000 or 13% from $3,178,000 in 1994 to $3,592,000.

Results of Operations

         Rental income increased $1,160,000 or 16% from $7,455,000 for the quarter ended March 31, 1994 to $8,615,000 for the quarter ended March 31, 1995. This increase is primarily due to the acquisitions of Rivercrest Center and Westwind Plaza on March 30, 1994 and November 1, 1994, respectively, offset by the sale of Spruce Tree on November 1, 1994, and increased occupancy of certain other properties in the Company's portfolio. Other income increased $79,000 from $6,000 to $85,000. During the first quarter of 1995, the Company received approximately $26,000 related to a tax abatement at one of its properties and approximately $29,000 in interest earned on funds from a tax escrow account.

         Total expenses increased $1,498,000 or 28% from $5,367,000 to $6,865,000. Of the increased expenses, $607,000 were attributable to the portfolio changes described in the preceding paragraph. The portfolio changes were responsible for substantially all of the $31,000 increase in operations, maintenance and management from $1,246,000 to $1,277,000. Real estate taxes increased $147,000 from $1,861,000 to $2,008,000, primarily reflecting an increase of $304,000 resulting from the portfolio changes, offset by tax reductions of $147,000 at two other properties. Mortgage and other interest increased $765,000 from $699,000 to $1,464,000 primarily due to additional borrowings under the

Company's bank line of credit to purchase Rivercrest and the assumption of $4,890,000 in mortgages in connection with the Westwind Plaza acquisition. Depreciation and amortization increased $673,000 from $1,084,000 to $1,757,000, with $376,000 of the increase primarily attributable to the acquisition of the new portfolio properties as well as other capital improvements to the Company's properties; the remaining $297,000 increase reflects amortization of the cost of the Company's buyout of its contract with its former advisor. The $118,000 decrease in administrative and general from $477,000 to $359,000 primarily reflects savings from the Company's being self-administered in 1995.

         The aggregate result for the quarter was a $259,000 or 12% decrease in net income from $2,094,000 ($.26 per share) in 1994 to $1,835,000 ($.22 per share) in 1995. Per share amounts reflect weighted-average shares outstanding of 8,413,849 for 1995 and 8,188,492 in 1994.

         In January 1995, the Company acquired the REIT advisory business of its former advisor thereby enabling the Company to effect the buyout of the advisory contract with the former advisor and to become a self-administered REIT. This transaction involved the Company's issuance of 325,000 shares of Common Stock to the owners of the former advisor. The Company is amortizing the cost of the buyout of the advisory contract, aggregating approximately $5,536,000 including related transaction costs, over the 56 months of the remaining term of the contract subsequent to January 1, 1995.

Financial Condition

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of dividends. The Company funds these distributions primarily from operating cash flows, although its revolving line of credit may also be used. Net cash flows provided by operating activities increased to $4,142,000 during the first quarter of 1995 from $2,639,000 during the comparable 1994 period, while distributions (treated as a charge to cash flows from financing activities in the Company's financial statements) were $2,812,000 in 1995 compared with $2,620,000 in 1994.

         On March 31, 1995, the Company had commitments of approximately $3,800,000 for tenant related capital improvements. In March 1995 at Har Mar Mall, the Company signed a 54,500 square foot lease with HOMEPLACE to occupy approximately 27,500 square feet of existing space (25,000 square feet of which was taken back by the Company from a tenant in March 1995) and involves the construction of 27,000 square feet of new space at Har Mar Mall. The Company is committed to approximately $2,500,000 in tenant capital improvements prior to the store's scheduled opening early in the fourth quarter of 1995. Also at Har Mar, construction is ongoing for the 45,000 square foot Barnes & Noble book store, scheduled to open late in the second quarter of 1995. The Company has incurred approximately $800,000 in costs related to this build-out and is committed to an additional $1,000,000. The Company is obligated to an additional aggregate amount of approximately $300,000 in tenant related capital improvements at various of its other properties.

         At March 31, 1995, the Company had $1.5 million in cash and $24.6 million available and unused under its bank line of credit. The Company expects to utilize funds available under the line of credit to fund these expenditures and any other property improvement commitments negotiated in connection with other new tenancies. Depending upon market conditions, the Company also may issue shares of its Common Stock or other securities under its $125 million "shelf" registration statement, which the Securities and Exchange Commission declared effective on January 3, 1995, and use the proceeds of such issue either for the acquisition or improvement of properties or to reduce their line of credit and other indebtedness of the Company. In April 1995, the Company issued 182,500 shares of Common Stock pursuant to such registration statement at $17 per share to raise the portion of the purchase price of St. Francis Plaza not represented by the Company's assumption of a $2,100,000 mortgage note secured by this shopping center.

Part II - Other Information

Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 10, 1995
                                              Bradley Real Estate, Inc.
                                              -------------------------
                                              (Registrant)



                                      By:     E. Lawrence Miller
                                              ---------------------------
                                              E. Lawrence Miller
                                              President and CEO



                                              Thomas J. O'Keeffe
                                              -------------------------------
                                              Thomas J. O'Keeffe
                                              Chief Financial Officer