Form 10-Q
period 1995-06-30
BRADLEY REAL ESTATE INC
filed 1995-08-14
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

       X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ---   Exchange Act of 1934


      For the quarterly period ended June 30, 1995 or
                                     -------------

            Transition report pursuant to Section 13 or 15(d) of the
      ---   Securities Exchange Act of 1934


      For the transition period from               to
                                     --------------   --------------


      Commission file number 1-10328
                             -------

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                          04-6034603
        --------                                          ----------
   (State of Organization)                       (I.R.S. Identification No.)

                250 Boylston Street, Boston, Massachusetts 02116
                -------------------------------------------------
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

                                Yes   X      No
                                     ---        ---

Indicate the number of Shares outstanding of each class of Common Stock as of June 30, 1995:

            Shares of Common Stock, .01 par value: 8,723,524 Shares.

                                                     BRADLEY REAL ESTATE, INC.
                                                     -------------------------
                                                          BALANCE SHEETS
                                                          --------------

                                                                                       June 30,                     December 31,
                              Assets                                                    1995                           1994
                              ------                                                 ------------                  ------------
                                                                                      (UNAUDITED)
Real estate investments - at cost                                                    $185,734,000                  $177,939,000
Accumulated depreciation and amortization                                              24,908,000                    22,385,000
                                                                                     ------------                  ------------
Net real estate investments                                                           160,826,000                   155,554,000

Other assets:
 Cash                                                                                   1,125,000                       193,000
 Rents and other receivables, net of
   allowance for doubtful accounts of
   $534,000 for 1995 and $459,000 for 1994                                              6,243,000                     5,776,000
 Unamortized buyout of contract, net                                                    4,959,000                        -
 Deferred charges, net and prepaid expenses                                             4,279,000                     5,056,000
                                                                                     ------------                  ------------
                                                                                     $177,432,000                  $166,579,000
                                                                                     ============                  ============
    Liabilities and Stockholders' Equity
    ------------------------------------
Mortgage loans                                                                       $ 29,658,000                  $ 27,748,000

Line of credit                                                                         41,800,000                    39,000,000

Accounts payable and accrued expenses                                                   5,924,000                     5,252,000
                                                                                     ------------                  ------------
                                                                                       77,382,000                    72,000,000
                                                                                     ------------                  ------------

Stockholders' equity:
 Shares of preferred stock, par value $.01 per share:
   Authorized during 1994, 20,000,000 shares; Issued
   and outstanding, 0 shares at June 30, 1995 and
   December 31,1994;                                                                       -                             -
 Shares of common stock, par value $.01 per share:
   Authorized during 1994, 80,000,000 shares: Issued
   and outstanding, 8,723,524 at June 30, 1995 and
   8,197,054 at December 31,1994.                                                          87,000                        82,000
 Shares of excess stock, par value $.01 per share:
   Authorized during 1994, 50,000,000 shares; Issued
   and outstanding, 0 shares at June 30, 1995 and
   December 31, 1994                                                                       -                             -

Additional paid-in capital                                                            110,934,000                   103,251,000
Distributions in excess of accumulated
 earnings                                                                             (10,971,000)                   (8,754,000)
                                                                                     ------------                  ------------
                                                                                      100,050,000                    94,579,000
                                                                                     ------------                  ------------
                                                                                     $177,432,000                  $166,579,000
                                                                                     ============                  ============

       The accompanying notes are an integral part of the financial statements.

                                                 BRADLEY REAL ESTATE, INC.
                                                 -------------------------

                                                   STATEMENTS OF INCOME
                                                   --------------------
                                                        (unaudited)

                                                     Three Months Ended                          Six Months Ended
                                                           June 30,                                 June 30,
                                               -----------------------------            ---------------------------------
                                                  1995               1994                  1995                   1994
                                                  ----               ----                  ----                   ----
Income:

 Rental income                                 $8,686,000         $8,474,000            $17,301,000           $15,929,000
 Other income                                      41,000             23,000                126,000                29,000
                                               ----------         ----------            -----------           -----------
                                                8,727,000          8,497,000             17,427,000            15,958,000

Expenses:

  Operations, maintenance and management        1,385,000          1,231,000              2,662,000             2,513,000
  Real estate taxes                             1,997,000          2,331,000              4,005,000             4,192,000
  Mortgage and other interest                   1,520,000          1,174,000              2,984,000             1,873,000
  Depreciation and amortization                 1,805,000          1,242,000              3,562,000             2,327,000
  Administrative and general                      382,000            525,000                741,000               965,000
                                               ----------         ----------            -----------           -----------
                                                7,089,000          6,503,000             13,954,000            11,870,000
                                               ----------         ----------            -----------           -----------

Net income                                     $1,638,000         $1,994,000            $ 3,473,000           $ 4,088,000
                                               ==========         ==========            ===========           ===========
Per share data:

  Net income                                        $0.19              $0.24                  $0.41                 $0.50
                                               ==========         ==========            ===========           ===========

Weighted average shares outstanding             8,684,136          8,190,536              8,548,886             8,189,520
                                               ==========         ==========            ===========           ===========

                      The accompanying notes are an integral part of the financial statements



                                                     BRADLEY REAL ESTATE,INC.
                                                     ------------------------

                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------
                                                            (unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                       1995                    1994
                                                                       ----                    ----
Cash flows from operating activities:
 Net income                                                          $3,473,000             $4,088,000

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                      3,562,000              2,327,000

 Change in assets and liabilities:
  Increase in rents and other receivables                              (467,000)              (701,000)
  Increase in accounts payable and
   accrued expenses                                                     132,000              1,677,000
  (Increase) decrease in deferred charges                               333,000             (2,129,000)
  Increase in unamortized buyout of contract                           (638,000)                 -
                                                                     ----------             ----------
 Net cast provided by operating activities                            6,395,000              5,262,000
                                                                     ----------             ----------

Cash flows from investing activities:
 Additions to real estate investments                                (5,701,000)           (28,443,000)
                                                                     ----------             ----------
 Net cash used by investing activities                               (5,701,000)           (28,443,000)
                                                                     ----------             ----------

Cash flows from financing activities:
 Net borrowings under line of credit                                  2,800,000             29,700,000
 Increase in accounts payable for construction                          540,000                876,000
 Distributions paid                                                  (5,690,000)            (5,241,000)
 Exercise of employee stock options                                     128,000                  -
 Sale of stock                                                        3,103,000                  -
 Principal payments on mortgage loans                                  (184,000)              (114,000)
 Reorganization costs                                                  (617,000)                 -
 Shares issued under dividend reinvestment plan                         158,000                 70,000
                                                                     ----------             ----------
Net cash provided by financing activities                               238,000             25,291,000
                                                                     ----------             ----------

Net increase in cash                                                    932,000              2,110,000

Cash and cash equivalents:
 Beginning of period                                                    193,000                950,000
                                                                     ----------             ----------
 End of period                                                       $1,125,000             $3,060,000
                                                                     ==========             ==========
Supplementary information:
 Income taxes paid                                                       $7,000                 $6,000
 Interest paid, net of amount capitalized                            $2,931,000             $1,667,000


Supplemental schedule of noncash investing and financing activities:
In January 1995, the Company issued 325,000 snares of Common Stock having a value of
$4,916.000 in connection with the buyout of the contract with its former advisor.

In April 1995, a property was purchased for S5,197,000 which included the Company's assumption of $2,094,000 in non-recourse mortgages.


The accompanying notes are an integral part of the financial statements.

                                                     BRADLEY REAL ESTATE, INC.
                                                     -------------------------

                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           --------------------------------------------

                                                                                                           Retained
                                                                                                           Earnings
                                                                                                        (Distributions
                                                                                    Additional          in Excess of
                                                                    Shares           Paid-In             Accumulated
                                                                 at par value        Capital              Earnings)
                                                                 ------------      ------------         ------------
        Balance at December 31, 1994                                $82,000        $103,251,000         $ (8,754,000)
          Net income                                                   -                 -                 1,835,000
          Cash distributions
            ($.33 per share)                                           -                 -                (2,812,000)
          Dividend reinvestment participation                          -                119,000                -
          Shares issued in buyout of contract                         3,000           4,913,000                -
          Reorganization costs                                         -               (617,000)               -
                                                                    -------        ------------         ------------
        Balance at March 31,1995                                    $85,000        $107,666,000         $ (9,731,000)
          Net income                                                   -                 -                 1,638,000
          Cash distributions
            ($.33 per share)                                           -                 -                (2,878,000)
          Dividend reinvestment participation                          -                 39,000                -
          Shares issued to purchase property                          2,000           3,101,000                -
          Stock options exercised                                      -                128,000                -
                                                                    -------        ------------         ------------
        Balance at June 30, 1995                                    $87,000        $110,934,000         $(10,971,000)
                                                                    =======        ============         ============


        The accompanying notes are an integral part of the financial statements.

                          BRADLEY REAL ESTATE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                                 (unaudited)



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

NOTE 2 - COMMITMENTS/SUBSEQUENT EVENTS

On June 30, 1995, the Company had commitments of approximately $2,700,000 for tenant related capital improvements. Cash flow from operations and the Company's revolving bank line of credit are available to fund these improvements.

On July 6, 1995, the Company completed a public share offering of 2,500,000 shares at a price of $16 per share. Net proceeds from the offering were approximately $37,800,000, of which $32,600,000 was used to pay down the Company's bank line of credit and $4,712,000 was used to pay off the non-recourse mortgages assumed in November 1994 in connection with the Westwind Plaza purchase.

NOTE 3 - UNAMORTIZED BUYOUT OF CONTRACT

In January 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 to acquire the REIT advisory business of its former advisor, thereby enabling the Company to effect the buyout of its contract with the former advisor and to become self-administered. The total purchase price including related costs was $5,554,000 and is being amortized over the 56 month remaining life of the contract at the time of the buyout.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

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

        Funds from operations increased $207,000 or 6% from $3,236,000 to $3,443,000 for the three-month period ended June 30, 1995 and $620,000 or 10% from $6,415,000 to $7,035,000 for the six-month period then ended, over the comparable periods in 1994.

Results of Operations
---------------------

        Rental income increased $1,372,000 or 9% from $15,929,000 for the six months ended June 30, 1994 to $17,301,000 for the six months ended June 30, 1995. This increase is primarily due to the acquisitions of Rivercrest Center, Westwind Plaza and St. Francis Plaza on March 30, 1994, November 1, 1994, and April 18, 1995, respectively, offset by the sale of Spruce Tree Centre on November 1, 1994, and increased occupancy of certain other properties in the Company's portfolio. Other income increased $97,000 from $29,000 to $126,000; during 1995, the Company received approximately $26,000 related to a tax abatement at one of its properties, approximately $29,000 in interest earned on funds from a tax escrow account and approximately $49,000 in termination fees from tenants.

        Total expenses increased $586,000 or 9% from $6,503,000 to $7,089,000 for the three-month period ended June 30, 1995 and $2,084,000 or 18% from $11,870,000 to $13,954,000 for the six-month period then ended. Of the increased expenses, $66,000 and $555,000 for the three-month and six-month periods, respectively, were attributable to the portfolio changes described in the preceding paragraph. Operations, maintenance and management increased $154,000 from $1,231,000 to $1,385,000 for the three-month period and $149,000 from $2,513,000 to $2,662,000 for the six-month period. Real estate taxes decreased $334,000 from $2,331,000 to $1,997,000 for the three-month period and decreased $187,000 from $4,192,000 to $4,005,000 for the six-month period. In the three-month period the portfolio changes resulted in a $131,000 decrease combined with a $113,000 decrease attributed to tax abatements at two of the Company's properties, a $63,000 decrease due to certain tenants paying the taxing authority directly in 1995 but not in 1994 and a decrease of $58,000 due to capitalized taxes in 1995. In the six-month period, the portfolio changes resulted in a $213,000 increase offset by $219,000 in tax reductions at two of the Company's properties due to tax abatements, $125,000 in tax expense reduction due to certain tenants paying the taxing authority directly in 1995 but not in 1994 and a decrease of $99,000 due to capitalized taxes in 1995. Mortgage and other interest increased $346,000 from $1,174,000 to $1,520,000 for the three-month period and $1,111,000 from $1,873,000 to $2,984,000 for the six-month period, primarily due to additional borrowings under the Company's bank line of credit to purchase Rivercrest and the assumption of $4,890,000 and $2,094,000 in mortgages in connection with the Westwind Plaza and St. Francis Plaza acquisitions, respectively, and in part due to higher generally prevailing interest rates. Depreciation and amortization increased $563,000 from $1,242,000 to $1,805,000 for the three-month period and increased $1,235,000 from $2,327,000 to $3,562,000 for the six-month period primarily due to the acquisition of properties as well as other capital improvements to the Company's properties and the amortization of the cost of the Company's buyout of its contract with its former advisor; the Company is amortizing the cost of the advisory contract buyout at the rate of $297,000 per quarter over the 56 month remaining life of the contract at the January 1995 effective date of the buyout. The $143,000 decrease in administrative and general from $525,000 to $382,000 for the three-month period and $224,000 from $965,000 to $741,000 for the six-month period, primarily reflects savings from the Company's being self-administered in 1995.

        The aggregate result for the three-month period was a $356,000 or 18% decrease in net income from $1,994,000 ($.24 per share) in 1994 to $1,638,000 ($.19 per share) and for the six-month period a $615,000 or 15% decrease in net income from $4,088,000 ($.50 per share) to $3,473,000 ($.41 per share). Per share amounts reflect weighted-average shares outstanding of 8,548,886 and 8,189,520 for the six-months ended June 30, 1995 and 1994, respectively.


Changes in Financial Condition
------------------------------

        As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of dividends. The Company funds these distributions primarily from operating cash flows, although its revolving line of credit may also be used. Net cash flows provided by operating activities increased to $6,395,000 during the first half of 1995 from $5,262,000 during the comparable 1994 period, while distributions (treated as a charge to cash flows from financing activities in the Company's financial statements) were $5,690,000 in 1995 compared with $5,241,000 in 1994.

        On July 6, 1995, the Company completed a public share offering of 2,500,000 shares at a price of $16 per share. Net proceeds from the offering were approximately $37,800,000, of which $32,600,000 was used to pay down the Company's revolving bank line of credit and $4,712,000 was used to pay off the non-recourse mortgages assumed in November 1994 in connection with the acquisition of Westwind Plaza. This activity had the effect of reducing the aggregate debt outstanding of the Company from $71,458,000 at June 30, 1995 to $34,146,000 post offering and lowering the amount of adjustable rate debt as a percent of total market capitalization (defined as the percentage of (a) outstanding variable rate debt to (b) outstanding debt plus the market value of outstanding common stock (using the offering price of $16 per share)) from 19.8% to 4.3%, thereby greatly reducing the Company's exposure to the impact which increases in interest expense would have on earnings. While the replacement of the short-term debt with equity may have a slightly dilutive effect on earnings in the second half of 1995, the Company's strong capital position should enable it to take advantage of a favorable acquisition environment in its markets.

        On June 30, 1995, the Company had commitments of approximately $2,700,000 for tenant related capital improvements approximately $2,600,000 of which relates to two additional major tenants at Har Mar Mall. The 45,000 square foot reconstruction of a new Barnes & Noble book store was completed as scheduled in June of 1995 and opened for business June 15. The Company has incurred approximately $1,466,000 in costs related to this reconstruction and upon submission of final construction documents by Barnes & Noble, is obligated to pay $750,000 for reimbursement of the tenant's capital improvements. Construction is ongoing for the 54,500 square foot HOMEPLACE store, of which 27,000 square feet is new space. The Company has incurred approximately $573,000 in tenant capital improvements and is committed to an additional $1,855,000 prior to the store's scheduled opening early in the fourth quarter of 1995.

        At June 30, 1995, the Company had $1.1 million in cash and $23.2 million available and unused under its bank line of credit. Following application of $32.6 million of the proceeds from the public offering in July 1995, $55.8 million now remains available and unused under its bank line of credit. The Company expects to utilize funds available under the line of credit to fund these expenditures and any other property improvement commitments negotiated in connection with other new tenancies, as well as any property acquisitions. Depending upon market conditions, the Company may issue further securities under its $125 million "shelf" registration statement, which the Securities and Exchange Commission declared effective in

January 1995, and use the proceeds of such issue either for the acquisition or improvement of properties, or further to reduce indebtedness. Following the issuance of an aggregate of 2,682,500 shares of Common Stock for an aggregate of $43,102,500 in April and July 1995, $81,897,500 remains available for further securities issues under this registration statement.

Part II - Other Information
          -----------------

Item 1.     LEGAL PROCEEDINGS

            Not applicable.

Item 2.     CHANGES IN SECURITIES

            Not applicable.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS


      At the Company's Annual Meeting of Stockholders held on May 11, 1995,
      7,231,429 shares (85% of the total outstanding shares) were voted for nominees for Director as follows:

      NOMINEE                     FOR            WITHHELD
      -------                     ---            --------
      John B. Hynes            7,206,000           25,429
      Paul G. Kirk, Jr., Esq.  7,206,300           25,129
      W. Nicholas Thorndike    7,207,650           23,779

Item 5.     OTHER INFORMATION

            Not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Not applicable.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 11, 1995
                                          Bradley Real Estate, Inc.
                                          ------------------------------------
                                                (Registrant)



                                    By:   /s/ E. Lawrence Miller
                                          ------------------------------------
                                          E. Lawrence Miller
                                          President and CEO




                                    By:   /s/ Carmella C. Brown
                                          ------------------------------------
                                          Carmella C. Brown
                                          Treasurer
                                          (Principal Accounting Officer)