Form 10-Q
period 1995-09-30
BRADLEY REAL ESTATE INC
filed 1995-11-13
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended September 30, 1995 or
                                    ---------------------

     ___ Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


     For the transition period from ___________ to ___________


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

                250 Boylston Street, Boston, Massachusetts 02116
                ------------------------------------------------
             (Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code:   (617) 421-0680
                                                      ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                     ---        ---

Indicate the number of Shares outstanding of each class of Common Stock as of September 30, 1995:

          Shares of Common Stock, $.01 par value: 11,226,624 Shares.

                          BRADLEY REAL ESTATE, INC.
                          -------------------------



                                                BALANCE SHEETS
                                                --------------


                                                                   September 30,           December 31,
                    Assets                                            1995                    1994
                    ------                                      ---------------------   ---------------------
                                                                   (UNAUDITED)
Real estate investments - at cost                                   $187,418,000            $177,939,000
Accumulated depreciation and amortization                             26,229,000              22,385,000
                                                                ---------------------   ---------------------
Net real estate investments                                          161,189,000             155,554,000

Other assets:
  Cash                                                                   982,000                 193,000
  Rents and other receivables, net of
    allowance for doubtful accounts of
    $632,000 for 1995 and $459,000 for 1994                            7,680,000               5,776,000
  Unamortized buyout of contract, net                                  4,670,000                -
  Deferred charges, net and prepaid expenses                           4,334,000               5,056,000
                                                                ---------------------   ---------------------
                                                                    $178,855,000            $166,579,000
                                                                =====================   =====================

     Liabilities and Stockholders' Equity
     ------------------------------------

Mortgage loans                                                       $24,867,000             $27,748,000

Line of credit                                                         9,800,000              39,000,000

Accounts payable and accrued expenses                                  8,033,000               5,252,000
                                                                ---------------------   ---------------------
                                                                      42,700,000              72,000,000
                                                                ---------------------   ---------------------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
      Authorized 20,000,000 shares; Issued
      and outstanding, 0 shares at September 30, 1995 and
      December 31, 1994;                                                 -                      -
  Shares of common stock, par value $.01 per share:
      Authorized 80,000,000 shares; Issued
      and outstanding, 11,226,624 at September 30, 1995 and
      8,197,054 at December 31, 1994.                                    112,000                  82,000
  Shares of excess stock, par value $.01 per share:
      Authorized 50,000,000 shares;  Issued
      and outstanding, 0 shares at September 30, 1995 and
      December 31, 1994                                                  -                      -

Additional paid-in capital                                           148,360,000             103,251,000
Distributions in excess of accumulated
  earnings                                                           (12,317,000)             (8,754,000)
                                                                ---------------------   ---------------------
                                                                     136,155,000              94,579,000
                                                                ---------------------   ---------------------
                                                                    $178,855,000            $166,579,000
                                                                =====================   =====================


   The accompanying notes are an integral part of the financial statements.

                          BRADLEY REAL ESTATE, INC.
                          -------------------------



                                            STATEMENTS OF INCOME
                                            --------------------
                                                 (unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                   ---------------------------------     ----------------------------------
                                                        1995              1994                 1995              1994
                                                        ----              ----                 ----              ----
Income:

  Rental income                                       $9,396,000      $8,538,000          $26,697,000         $24,467,000
  Other income                                            15,000          32,000              141,000              62,000
                                                   ---------------  ---------------     ---------------     ---------------
                                                       9,411,000       8,570,000           26,838,000          24,529,000

Expenses:

  Operations, maintenance and management               1,573,000       1,341,000            4,235,000           3,854,000
  Real estate taxes                                    2,375,000       2,112,000            6,380,000           6,304,000
  Mortgage and other interest                            843,000       1,227,000            3,826,000           3,100,000
  Depreciation and amortization                        1,851,000       1,365,000            5,413,000           3,692,000
  Administrative and general                             412,000         675,000            1,154,000           1,641,000
                                                   ---------------  ---------------     ---------------     ---------------
                                                       7,054,000       6,720,000           21,008,000          18,591,000
                                                   ---------------  ---------------     ---------------     ---------------

Net income                                            $2,357,000      $1,850,000           $5,830,000          $5,938,000
                                                   ===============  ===============     ===============     ===============

Per share data:

  Net income                                               $0.21           $0.23                $0.62               $0.72
                                                   ===============  ===============     ===============     ===============

Weighted average shares outstanding                   11,087,721       8,192,606            9,404,449           8,190,560
                                                   ===============  ===============     ===============     ===============


   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE,INC.
                           ------------------------



                                            STATEMENTS OF CASH FLOWS
                                            ------------------------
                                                    (unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                             -----------------------------------------
                                                                   1995                   1994
                                                                   ----                   ----
Cash flows from operating activities:
  Net income                                                    $5,830,000              $5,938,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              5,413,000               3,692,000

  Change in operating assets and liabilities:
    Increase in rents and other receivables                     (1,904,000)             (1,911,000)
    Increase in accounts payable and
      accrued expenses                                           2,446,000               2,073,000
    (Increase) decrease in deferred charges                         48,000              (2,591,000)
                                                             ----------------      -------------------
  Net cash provided by operating activities                     11,833,000               7,201,000
                                                             ----------------      -------------------

Cash flows from investing activities:
  Additions to real estate investments                          (7,385,000)            (32,612,000)
  Increase in unamortized buyout of contract                      (649,000)                -
                                                             ----------------      -------------------
  Net cash used by investing activities                         (8,034,000)            (32,612,000)
                                                             ----------------      -------------------

Cash flows from financing activities:
  Net borrowings under line of credit                            3,400,000              33,700,000
  Net public offering proceeds                                  40,508,000                 -
  Paydown line of credit with proceeds from offering           (32,600,000)                -
  Payoff Westwind mortgages with proceeds from offering         (4,712,000)                -
  Increase in accounts payable for construction                    335,000               1,393,000
  Distributions paid                                            (9,393,000)             (7,863,000)
  Exercise of employee stock options                               128,000                 -
  Principal payments on mortgage loans                            (263,000)               (165,000)
  Reorganization costs                                            (617,000)                -
  Shares issued under dividend reinvestment plan                   204,000                 115,000
                                                             ----------------      -------------------
  Net cash provided (used) by financing activities              (3,010,000)             27,180,000
                                                             ----------------      -------------------

Net increase in cash                                               789,000               1,769,000

Cash and cash equivalents:
  Beginning of period                                              193,000                 950,000
                                                             ----------------      -------------------
  End of period                                                   $982,000              $2,719,000
                                                             ================      ===================

Supplementary Information:
  Income taxes paid                                               $106,000                 $39,000
  Interest paid, net of amount capitalized                      $3,812,000              $3,032,000

Supplemental schedule of noncash investing and financing activities:

In January 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 in connection with the buyout of the contract with its former advisor.

In April 1995, a property was purchased for $5,197,000 which included the Company's assumption of $2,094,000 in non-recourse mortgages.

   The accompanying notes are an integral part of the financial statements.

                          BRADLEY REAL ESTATE, INC.
                          -------------------------


                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  --------------------------------------------
                                                    (unaudited)


                                                                                        Retained
                                                                                        Earnings
                                                                                     (Distributions
                                                                   Additional         in Excess of
                                                 Shares              Paid-In           Accumulated
                                             at par value            Capital            Earnings)
                                           ------------------   ------------------   ------------------
Balance at December 31, 1994                    $82,000            $103,251,000        ($8,754,000)
  Net income                                     -                      -                1,835,000
  Cash distributions
    ($.33 per share)                             -                      -               (2,812,000)
  Dividend reinvestment participation            -                      119,000            -
  Shares issued in buyout of contract             3,000               4,913,000            -
  Reorganization costs                           -                     (617,000)           -
                                           ------------------   ------------------   ------------------
Balance at March 31, 1995                        85,000             107,666,000         (9,731,000)
  Net income                                     -                      -                1,638,000
  Cash distributions
    ($.33 per share)                             -                      -               (2,878,000)
  Dividend reinvestment participation            -                       39,000            -
  Shares issued to purchase property              2,000               3,101,000            -
  Stock options exercised                        -                      128,000            -
                                           ------------------   ------------------   ------------------
Balance at June 30, 1995                         87,000             110,934,000        (10,971,000)
  Net income                                     -                      -                2,357,000
  Cash distributions
    ($.33 per share)                             -                      -               (3,703,000)
  Dividend reinvestment participation            -                       46,000            -
  Issuance of shares net of offering
  costs of $2,595,000                            25,000              37,380,000            -
                                           ------------------   ------------------   ------------------
Balance at September 30, 1995                  $112,000            $148,360,000       ($12,317,000)
                                           ==================   ==================   ==================





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

NOTE 2 - STOCKHOLDERS' EQUITY

On July 6, 1995, the Company completed a public share offering of 2,500,000 shares at a price of $16 per share. Net proceeds from the offering were approximately $37,405,000, of which $32,600,000 was used to pay down the Company's bank line of credit and $4,712,000 was used to pay off the non-recourse mortgages assumed in November 1994 in connection with the Westwind Plaza purchase.

NOTE 3 - UNAMORTIZED BUYOUT OF CONTRACT

In January 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 to acquire the REIT advisory business of its former advisor, thereby enabling the Company to effect the buyout of its contract with the former advisor and to become self-administered. The total purchase price including related costs was $5,565,000 and is being amortized over the 56 month remaining life of the contract at the time of the buyout using the straight line method.

NOTE 4 - COMMITMENTS/SUBSEQUENT EVENTS

On September 30, 1995, the Company had commitments of approximately $2,400,000 for tenant related capital improvements.
Cash flow from operations and the Company's revolving bank line of credit are available to fund these improvements.

On October 30, 1995, the Company announced the execution of a definitive merger agreement pursuant to which the Company would acquire Tucker Properties Corporation, a real estate investment trust whose shares of Common Stock are traded on the New York Stock Exchange. Upon consummation of the transaction, the Company will own 31 properties aggregating 7.3 million leasable square feet in 11 states.

Pursuant to the terms of the merger agreement, if the average closing price of the Company's Common Stock for the 20 trading days prior to the fifth day preceding the closing is $16.00 per share or more, each share of Tucker Common Stock will be exchanged for 0.665 of a share of the Company's Common Stock. If such average closing price is between $15.50 and $16.00 per share, the exchange ratio will be $10.64 divided by the average closing price. If the average closing price is $15.50 per share or less, the exchange ratio will be 0.686. The closing price for the Company's Common Stock on October 27, 1995, on the New York Stock Exchange was $15.00 per share. The average closing price for the Company's Common Stock for the 20 trading days ended October 27, 1995, was $15.89 per share.

The merger is subject to various approvals by third parties and other closing conditions including approval by the stockholders of both companies. It is currently anticipated that the transaction will be closed in the first quarter of 1996. The merger has been structured as a tax-free transaction and will be treated as a purchase for financial reporting purposes.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General
-------

     The Company and the REIT industry consider funds from operations (defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures") to be an important measure of performance for an equity REIT, because such measure does not treat depreciation and amortization expenses as operating expenses. The Company acquires, evaluates and sells properties based upon net operating income without taking into account property depreciation and amortization charges and considers funds from operations, together with other factors, in setting stockholder distribution levels. Funds from operations differ from cash flows from operating activities set forth in the Statement of Cash Flows in the Company's financial statements primarily because funds from operations do not include changes in operating assets and liabilities. Funds from operations are a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

     Funds from operations increased $993,000 or 31% from $3,215,000 to $4,208,000 for the three-month period ended
September 30, 1995 and increased $1,613,000 or 17% from
$9,630,000 to $11,243,000 for the nine-month period then ended, over the comparable periods in 1994.

Results of Operations
---------------------

     Rental income increased $858,000 or 10% from $8,538,000 for the three-months ended September 30, 1994 to $9,396,000 for the three-months ended September 30, 1995 and increased $2,230,000 or 9% from $24,467,000 for the nine months ended September 30, 1994 to $26,697,000 for the nine months ended September 30, 1995. During the three month period approximately $389,000 and during the nine month period approximately $1,862,000 of the increases reflect changes in the Company's property portfolio (the acquisitions of Rivercrest Center, Westwind Plaza and St. Francis Plaza on March 30, 1994, November 1, 1994, and April 18, 1995, respectively, offset by the sale of Spruce Tree Centre on November 1, 1994,); and approximately $471,000 and $424,000 of the increases resulted from net increased revenues of certain other properties in the Company's portfolio. The increase in other income from $62,000 during the nine months ended September 30, 1994 to $141,000 during 1995 reflect the Company's receipt of approximately $26,000 related to a tax abatement at one of its properties, approximately $29,000 in interest earned on funds from a tax escrow account and approximately $49,000 in termination fees from tenants during the first half of 1995.

     Total expenses increased $334,000 or 5% from $6,720,000 for the three month period ended September 30 1994 to $7,054,000 for the three-month period ended September 30, 1995 and $2,417,000 or 13% from $18,591,000 to $21,008,000 for the nine-month period then ended. Of the increased expenses, $100,000 and $703,000 for the three-month and nine-month periods, respectively, were attributable to the portfolio changes described in the preceding paragraph. Operations, maintenance and management increased $232,000 from $1,341,000 to $1,573,000 for the three-month period and $381,000 from $3,854,000 to $4,235,000 for the nine-month period. Real estate taxes increased $263,000 from $2,112,000 to $2,375,000 for the three-month period and increased $76,000 from $6,304,000 to $6,380,000 for the nine-month period. In the three-month period the increase was primarily due to tax rate increases at the Company's Illinois properties resulting in a tax increase of approximately $300,000, net of $22,000 in taxes capitalized in 1995. In the nine-month period the taxes increased by $136,000 due to the portfolio changes and by $276,000 due to tax increases at various of the properties. These increases were offset by $163,000 in tax reductions at two properties due to tax abatements, $47,000 in tax expense reduction due to certain tenants paying the taxing authority directly in 1995 but not 1994 and a decrease of $120,000 due to capitalized taxes in 1995.

     Mortgage and other interest decreased $384,000 from $1,227,000 to $843,000 for the three-month period primarily due to the application of the net proceeds from the Company's July 1995 offering of $37,405,000 which reduced the line of credit by $32,600,000 and paid off the Westwind property mortgages of $4,712,000. For the nine-month period, mortgage and other interest expense increased $726,000 from $3,100,000 to $3,826,000. Higher prevailing interest rates in 1995, additional borrowings under the line of credit to purchase Rivercrest ($24,000,000) and the assumption of $4,890,000 and $2,094,000 in mortgages in connection with the Westwind Plaza and St. Francis Plaza acquisitions, respectively, more than offset the reduction in the line of credit from the proceeds of the July 1995 offering.

     Depreciation and amortization increased $486,000 from $1,365,000 to $1,851,000 for the three-month period and increased $1,721,000 from $3,692,000 to $5,413,000 for the nine-month period primarily due to the acquisition of properties, other capital improvements to the Company's properties and to the amortization of the cost of the Company's buyout of its contract with its former advisor; the Company is amortizing the cost of the advisory contract buyout at the rate of $299,000 per quarter over the 56 month remaining life of the contract at the January 1995 effective date of the buyout. The $263,000 decrease in administrative and general from $675,000 to $412,000 for the three-month period and $487,000 from $1,641,000 to

$1,154,000 for the nine-month period, primarily reflects savings from the Company being self-administered in 1995.

     The aggregate result for the three-month period was a $507,000 or 27% increase in net income from $1,850,000 ($.23 per share) in 1994 to $2,357,000 ($.21 per share) and for the nine-month period a $108,000 or 2% decrease in net income from $5,938,000 ($.72 per share) to $5,830,000 ($.62 per share). Per share amounts reflect weighted-average shares outstanding of 11,087,721 and 8,192,606, for the three months ended September 30, 1995 and September 30, 1994, respectively, and of 9,404,449 and 8,190,560 for the nine-months ended September 30, 1995 and 1994, respectively.


Changes in Financial Condition
------------------------------

     As a qualified REIT, the Company distributes a substantial portion of its cashflow to its stockholders in the form of dividends. The Company funds these distributions primarily from operating cash flows, although its revolving line of credit may also be used. Net cash flows provided by operating activities increased to $11,833,000 during the first nine months of 1995 from $7,201,000 during the comparable 1994 period, while distributions (treated as a charge to cash flows from financing activities in the Company's financial statements) were $9,393,000 in 1995 compared with $7,863,000 in 1994.

     On July 6, 1995, the Company completed a public share offering of 2,500,000 shares of Common Stock at a price of $16 per share. Net proceeds from the offering were approximately $37,405,000, of which $32,600,000 was used to pay down the Company's revolving bank line of credit and $4,712,000 was used to pay off the non-recourse mortgages assumed in November 1994 in connection with the acquisition of Westwind Plaza. Largely due to the offering, the Company's aggregate debt outstanding was reduced from $71,458,000 at June 30, 1995 to $34,667,000 at
September 30, 1995. Adjustable rate debt as a percent of total market capitalization (defined as the percentage of (a) outstanding variable rate debt to (b) outstanding debt plus the market value of outstanding Common Stock (using the September 30, 1995 closing price of $16 per share)) was reduced from 19.8% to 4.6%, thereby greatly reducing the Company's exposure to the impact of increases in interest expense on earnings.

     At September 30, 1995, the Company had commitments of approximately $2,400,000 for tenant related capital improvements, approximately $1,400,000 of which relates to two additional major tenants at Har Mar Mall. The 45,000 square foot reconstruction of a new Barnes & Noble book store was completed as scheduled and the store opened for business June 15, 1995. The Company has incurred approximately $1,466,000 in costs related to this reconstruction and, upon submission of final construction documents by Barnes & Noble, is obligated to pay

$750,000 for reimbursement of the tenant's capital improvements. Construction for the 54,500 square foot HOMEPLACE store, of which 27,000 square feet is new space, was completed in the third quarter, and HOMEPLACE opened for business in late September
1995. The Company has incurred approximately $1,800,000 in tenant capital improvements and upon submission of final construction documents is obligated to pay an additional $619,000.

     On October 30, 1995, the Company announced the execution of a definitive merger agreement pursuant to which the Company would acquire Tucker Properties Corporation, another real estate investment trust whose shares of Common Stock are traded on the New York Stock Exchange. Upon consummation of the transaction, the Company will own 31 properties aggregating 7.3 million leasable square feet in 11 states.

     Pursuant to the terms of the merger agreement, if the average closing price of the Company's Common Stock for the 20 trading days prior to the fifth day preceding the closing is $16.00 per share or more, each share of Tucker Common Stock will be exchanged for 0.665 of a share of the Company's Common Stock. If such average closing price is between $15.50 and $16.00 per share, the exchange ratio will be $10.64 divided by the average closing price. If the average closing price is $15.50 per share or less, the exchange ratio will be 0.686. The closing price for the Company's Common Stock on October 27, 1995, on the New York Stock Exchange was $15.00 per share. The average closing price for the Company's Common Stock for the 20 trading days ended October 27, 1995, was $15.89 per share.

     The merger is subject to various approvals by third parties and other closing conditions including approval by the stockholders of both companies. It is currently anticipated that the transaction will be closed in the first quarter of 1996. The merger has been structured as a tax-free transaction and will be treated as a purchase for financial reporting purposes.

     At September 30, 1995, the Company had $982,000 in cash and $55.2 million available and unused under its bank line of credit. The Company expects to utilize undistributed net cash flow from operating activities as well as funds available under the bank line of credit to fund its existing commitments for capital improvements as well as any other property improvement commitments negotiated in connection with other new tenancies and fees and expenses incurred in connection with the Tucker acquisition. The line of credit is also available to fund other property acquisitions that the Company may make. The Company anticipates using the line of credit to pay off approximately $12,000,000 of mortgage debt (having a weighted-average rate of interest of 10.5%) upon the January 1, 1996 maturity of such debt. The Company is negotiating the refinancing of the bank line of credit with the current lender, among other things to increase the borrowing capacity under the line to include the outstanding bank line of credit borrowings of Tucker which the Company will assume at the time of the merger and to provide for additional borrowings for potential further expansion thereafter.

     Under a "universal" shelf registration statement in the original amount of $125,000,000 declared effective by the Security and Exchange Commission in January 1995, the Company may issue up to $81,897,500 of additional securities for cash. The Company's decision as to the timing and type of security that it might issue under the registration statement will depend upon a variety of factors including the availability of suitable investment opportunities and market conditions.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Following the period covered by this Report, on November 3, 1995 the Company filed a report on Form 8-K, reporting under Item 5 the execution and announcement on October 30, 1995 of the merger agreement with Tucker Properties Corporation and filing said agreement and certain related documents.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:   November 13, 1995
                                   Bradley Real Estate, Inc.
                                   -------------------------
                                        (Registrant)


                                   /s/ E. Lawrence Miller
                              By:  _________________________
                                   E. Lawrence Miller
                                   President and CEO


                                   /s/ Irving E. Lingo, Jr.
                              By:  _________________________
                                   Irving E. Lingo, Jr.
                                   Chief Financial Officer


                                   /s/ Carmella C. Brown
                              By:  _____________________________
                                   Carmella C. Brown
                                   Treasurer
                                   (Principal Accounting Officer)