Form 10-K/A
period 1994-12-31
BRADLEY REAL ESTATE INC
filed 1996-02-06
CIK 13777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-1*

                 Annual Report Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                 EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                         Commission File Number 1-10328

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)

      Maryland                                        04-6034603
      --------                                        ----------
(State of Organization)                  (I.R.S. Employer Identification No.)

                699 Boylston Street, Boston, Massachusetts 02116
                ------------------------------------------------
               (Address of Principal Executive Offices)(ZIP Code)

       Registrant's telephone number, including area code (617) 867-4200
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
        Common Stock                       New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) been subject to such filing requirements for the past 90 days. Yes X , No
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of 8,322,760 shares of Common Stock believed to be held by non-affiliates of the registrant based upon the $16.25 closing price for such Shares on February 28, 1995 on the New York Stock Exchange: $135,244,850.

     Number of Shares outstanding as of  February 28, 1995: 8,522,037

DOCUMENTS INCORPORATED BY REFERENCE

     Registrant expects to file no later than March 31, 1995 its definitive Proxy Statement for the 1995 Annual Meeting of Stockholders and hereby incorporates by reference said Proxy Statement into Part III hereof.

---------------

* Part II, Items 7 and 8 of this report on Form 10-K are hereby amended and restated in full as set forth herein, each as of the date of the original report.

                                    Part II
                                    -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

General
-------

     During 1994, Bradley effected a number of significant developments. Shareholders approved the acquisition of the REIT advisory business of the company's long-time external advisor and the reorganization of the company from a Massachusetts common law business trust to a Maryland corporation. In addition, during 1994 Bradley (i) purchased a 429,000 square foot shopping center in Crestwood, Illinois, (ii) purchased an 88,000 square foot community shopping center in Minnetonka, Minnesota in a tax-deferred exchange following the sale of its 118,000 square foot mixed-use building in St. Paul, and (iii) increased its revolving bank line of credit from $35,000,000 to $65,000,000. The purchases brought the company's portfolio to a total of approximately 3,023,000 square feet.

     In September 1994, shareholders of Bradley Real Estate Trust voted to approve the acquisition of R.M. Bradley & Co., Inc.'s real estate investment trust advisory business and the reorganization of the Trust from a Massachusetts common law business trust to a Maryland corporation. The acquisition was consummated on January 31, 1995, making Bradley a self-administered REIT.

     The reorganization transactions were consummated in October 1994. These included: (i) the reorganization into a Maryland corporation along with a name change to Bradley Real Estate, Inc. to reflect the new corporate structure, (ii) a one-for-two reverse stock split and (iii) the listing of Bradley's common stock on the New York Stock Exchange under the symbol "BTR". The reorganization was effected as a "tax-free" reorganization without recognition of gain or loss to either the Trust or its shareholders and, for both financial reporting and federal income tax purposes, the corporation is considered to be a continuation of the same entity as the Trust.

     In March 1994, Bradley purchased Rivercrest Shopping Center, a 429,000 square foot community shopping center in Crestwood, Illinois for approximately $24,500,000. The purchase was fully funded by a draw on the company's acquisition line of credit. Subsequent to this purchase the company signed leases with T.J. Maxx and PETsMART, bringing occupancy of the center to 100% by the end of 1994.

     In November 1994, Bradley purchased Westwind Plaza, an 88,000 square foot community shopping center located in Minnetonka, Minnesota. The center was purchased for approximately $7,500,000, which includes the company's assumption of $4,980,000 in non-recourse mortgages. This acquisition was effected in a tax-deferred exchange following the sale of Spruce Tree Centre in October 1994. Spruce Tree Centre, a mixed-use building in St. Paul, Minnesota, was sold for $2,750,000, which for financial reporting purposes resulted in a gain of approximately $983,000.

     In May 1994, the First National Bank of Boston completed syndication of the company's revolving bank line of credit, increasing the total amount available from $35,000,000 to $65,000,000. Borrowings under this revolving line of credit are available for acquisitions, tenant improvements and leasing commissions, and other working capital needs of the company.

     Effective January 1, 1995, Bradley brought its Minnesota property management and leasing operations in-house as a further move to vertically integrate the company's operations. This transaction included the hiring of the eight-member management team previously employed by an independent property management firm managing the company's Minnesota properties. The company anticipates that the additional cost related to directly hiring the Minnesota management team and related to the January 31, 1995 acquisition of the real estate investment trust advisory business of its former advisor will be substantially offset by savings in third-party management and leasing costs and by elimination of advisory fees payable to the former advisor.

Liquidity and Capital Resources
-------------------------------

     During 1994, the company expended approximately $41,000,000 on property acquisitions and capital improvements. Of that amount, approximately $32,000,000 was spent on property acquisitions, approximately $7,200,000 for tenant specific capital improvements and approximately $1,800,000 for non-tenant property improvements.

     At December 31, 1994 Bradley had commitments of approximately $1,700,000 for tenant specific capital improvements.

     At Burning Tree Plaza, in Duluth, Minnesota, approximately $645,000 was invested to construct a new 30,000 square foot T.J. Maxx store, which opened in November 1994. The work to prepare the site for T.J. Maxx and future tenants was substantially complete at December 31, 1994. There will be additional site work required when leases are executed for additional tenancies, but this amount is not expected to be substantial.

     Bradley is actively engaged in negotiations of leases to fill existing and potential vacancies at its centers. In 1994, the company executed leases for over 275,000 square feet at various of its properties.

     The company has used its expanded bank line of credit to fund the expenditures for property acquisitions and capital improvements made in 1994. During 1994, the rate on the revolving line of credit was the lower of the bank's base rate or 2.375% over the adjusted LIBOR. Effective January 30, 1995, the rate has been reduced to the lower of the bank's base rate or 1.875% over the adjusted LIBOR. In 1994, the weighted-average rate on this line was 7.1%; however, due to increasing prevailing interest rates, and notwithstanding the 50 basis-point reduction over adjusted LIBOR, the weighted average rate is expected
to be significantly higher in 1995.   Approximately $26,000,000 was available
under the line of credit at December 31, 1994.

     In order to reduce the company's, and thus the lenders', exposure to the risks associated with floating rate debt, the line of credit requires that the company maintain interest rate protection, at a rate satisfactory to the lead lender, with respect to at least $30 million of indebtedness. As required, the company entered into an interest rate protection agreement (the "Interest Rate Protection Agreement") in January 1994 with its lead lender, which has the effect of mitigating increases in interest rates available to Bradley under the Bradley Line of Credit with respect to $30 million of indebtedness (the "Protected Amount") by reimbursing Bradley the amount by which the then applicable three-month LIBOR Rate (as defined in the Interest Rate Protection Agreement) for the Protected Amount exceeds the then applicable Cap Rate (as described below) for the Protected Amount. The Cap Rate is 8.7% for the period January 30, 1995 through January 28, 1996 and 8.9% for the period January 29, 1996 through January 28, 1997. The Interest Rate Protection Agreement had no effect on the company's interest expense in 1994.

     The company's line of credit contains certain covenants that, among other provisions, require lender consent regarding the incurrence of additional indebtedness, the signing of certain leases and the sale and purchase of assets by the company. They also provide for the maintenance of certain financial tests, including minimum net worth and debt service coverage requirements and contain cross-default and cross-collateral provisions. The company believes that such covenants will not adversely affect (and to date have not adversely affected) the company's business or the operation of its properties.

     In 1996, approximately $12,000,000 in mortgage loans securing Sun Ray Center will mature. At the present time, the company is considering two options to repay this debt: (i) refinancing it through alternative forms of financing, or (ii) repaying it through the proceeds of an equity offering.

     In December 1994, the company filed a "shelf" registration statement with the Securities and Exchange Commission to register $125,000,000 of common stock, preferred stock, debt securities, warrants, rights or units of the foregoing securities that the company may issue through underwriters or in privately negotiated transactions from time to time.

     The company believes that it is well positioned for future growth by maximizing its financial flexibility and allowing it to take advantage of acquisition, renovation and expansion opportunities. The company continues to evaluate prospective acquisitions of individual properties and entire portfolios. To fund potential acquisitions, the company may issue securities under the multi-security "shelf" registration referred to above, or in some other privately negotiated transaction, or may borrow under its line of credit to temporarily finance acquisitions (and, potentially, renovations and expansions), with such borrowings being subsequently repaid with the proceeds of further equity or debt offerings, depending upon market conditions at the time.

     The company funds operating expenses and distributions primarily from operating cash flows, although the line of credit may also be used for these purposes. Net cash flows provided by operating activities increased to $10,877,000 during 1994 from $6,532,000 during 1993, while distributions (treated as a charge to cash flows from financing activities in the company's financial statements) were $10,568,000 in 1994 compared with $8,285,000 in 1993.

     Funds from operations ("FFO") increased $3,691,000 or 41% from $9,099,000 in 1993 to $12,790,000 in 1994. The company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts and as followed by Bradley, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of Bradley's operating performance or as an alternative to cash flow as a measure of liquidly. In addition, FFO is not necessarily indicative of cash available to fund cash needs.

     Net cash flows provided by operating activities increased to $6,532,000 during 1993 from $3,343,000 during 1992, while distributions were $8,285,000 in 1993 compared with $2,278,000 in 1992. FFO increased 207% to $9,099,000 in 1993 from $2,965,000 in 1992.


Results of Operations
---------------------

1994 Compared to 1993
---------------------

     Rental income increased $10,000,000 or 44% from $22,875,000 in 1993 to $32,875,000 in 1994. The increase was primarily attributable to the acquisition of Terrace Mall, acquired in May 1993; Westview Center and Burning Tree Plaza, acquired in July 1993; White Bear Hills, acquired in December 1993; and Rivercrest Center, acquired in March 1994.

     Other income decreased $482,000 or 81% from $594,000 in 1993 to $112,000 in 1994. During 1993, the company had received (i) a $300,000 termination fee from a restaurant tenant at Har Mar Mall, (ii) approximately $58,000 in interest on funds raised in the December 1992 public offering of shares, and (iii) a $110,000 payment from the company's directors and officers insurance carrier to cover legal fees incurred in a prior year lawsuit.

     Total expenses increased $7,409,000 or 41% from $17,934,000 in 1993 to $25,343,000 in 1994 due primarily to increases in the following expenses which were attributable to the addition of properties to the company's portfolio referred to above: (i) operations, maintenance and management expenses increased $1,584,000 from $3,731,000 to $5,315,000, (ii) real estate taxes increased
$2,298,000 from $5,772,000 to $8,070,000, and (iii) depreciation and amortization increased $1,582,000 from $3,564,000 to $5,146,000. Mortgage and other interest increased $1,577,000 or 54% from $2,947,000 in 1993 to $4,524,000 in 1994 primarily due to higher outstanding borrowings and higher prevailing rates of interest paid under the revolving line of credit, offset by lower outstanding mortgage debt in 1994 as a result of an aggregate of $20,500,000 being paid during 1993 on the Hood Commons and Grandview construction loans, which loans carried an average rate in excess of that on the 1994 borrowings under the line of credit. Administrative and general expenses increased $368,000 or 19% from $1,920,000 in 1993 to $2,288,000 in 1994 reflecting both increased advisory fees related to the expanded portfolio and increased costs for shareholder services related to a greater number of shareholders following the late-1992 and mid-1993 public offerings.

     The acquisition of Westwind Plaza in Minnetonka, Minnesota for approximately $7,500,000 was effected in a tax-deferred exchange following the sale of Spruce Tree Centre for $2,750,000, which resulted in a gain of approximately $983,000.

     The aggregate result for 1994 was a $3,092,000 or 56% increase in net income from $5,535,000 (or $.82 per share) in 1993 to $8,627,000 (or $1.05) in
1994. Before the gain on sale of property, net income in 1994 would have been $7,644,000 (or $.93), an increase of 38%. Per share amounts reflect weighted-average shares outstanding of 6,715,813 for 1993 and 8,191,831 for 1994. Share and per share amounts have been adjusted for the one-for-two reverse stock split effected October 17, 1994.

1993 Compared to 1992
---------------------

     Rental income increased $11,036,000 or 93% from $11,839,000 in 1992 to $22,875,000 in 1993. The increase was primarily attributable to (i) the ownership of Har Mar Mall, Crossroads Center and Spruce Tree Centre, acquired in December 1992, Terrace Mall acquired in May 1993, Westview Center and Burning Tree Plaza, acquired in July 1993 and White Bear Hills, acquired in December 1993, (ii) the commencement of new leases at Grandview Plaza with Home Quarters Warehouse, Inc. and Jennifer Convertibles during the second and fourth quarters of 1992, respectively, as the construction for these tenancies was completed, and (iii) a full year of rent under leases with U.S. Swim and Fitness and Rainbow Foods at Hub West, as that property's renovation and expansion project was completed in the second quarter of 1992.

     Other income increased $286,000 from $308,000 to $594,000. During 1993, the company received a one-time $300,000 termination fee from a restaurant tenant at Har Mar, earned approximately $58,000 in interest on funds received from the public offering of Shares in December 1992 and received a $110,000 payment from the company's directors and officers insurance carrier to cover legal fees incurred in a prior year lawsuit. During 1992, the company received a $100,000 escrow deposit, previously written-off, plus approximately $47,000 of interest resulting from the successful outcome of the prior year lawsuit.

     Total expenses increased $6,574,000 or 58% from $11,360,000 to $17,934,000 due primarily to increases in the following expenses which are attributable to the addition of the properties referred to above to the company's portfolio and to a lesser extent, to increased expenses after completion of construction and re-tenanting at Grandview Plaza and Hub West: (i) operations, maintenance and management increased $1,910,000 from $1,821,000 to $3,731,000, (ii) real estate taxes increased $3,513,000 from $2,259,000 to $5,772,000 and (iii) depreciation and amortization increased $1,386,000 from $2,178,000 to $3,564,000. Administrative and general increased $589,000 from $1,331,000 to $1,920,000 reflecting both increased advisory fees related to the expanded portfolio and increased costs for shareholder services related to the increased number of Shares outstanding. These increases were offset by a decrease in mortgage and other interest of $649,000 from $3,596,000 to $2,947,000 due to lower outstanding debt in 1993 as a result of (i) $8,000,000 being paid on the Hood Commons loan in March 1993, and the remaining $3,000,000 being paid in May 1993, (ii) approximately $9,500,000 being paid on the balance outstanding on the Grandview construction loan in July 1993, and (iii) an overall lower outstanding balance on the line of credit in 1993 compared to 1992.

     The aggregate result for 1993 was a $4,748,000 or 603% increase in net income from $787,000 (or $.40 per share) in 1992 to $5,535,000 (or $.82 per share) in 1993. Per share amounts reflect weighted-average shares outstanding of 1,972,054 for 1992 and 6,715,813 for 1993.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The required financial statements and the applicable schedules, including the Index thereto, and the consent of the Company's independent auditors to the use of their report thereon, are set forth in their entirety immediately following this page.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                               PAGE
Report of Independent Auditors for the years ended
   December 31, 1994, 1993 and 1992                               9

Financial Statements

   Balance Sheets - December 31, 1994 and December 31, 1993      10

   For the years ended December 31, 1994, 1993 and 1992:

   Statements of Income                                          11

   Statements of Cash Flows                                      12

   Statements of Changes in Stockholders' Equity                 13

   Notes to Financial Statements                                 14

Schedules

   Schedule III - Real Estate and Accumulated Depreciation       24


          All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.

                         Independent Auditors' Report
                         ----------------------------


To the Directors and Stockholders of
Bradley Real Estate, Inc.:

We have audited the financial statements of Bradley Real Estate, Inc. (formerly Bradley Real Estate Trust) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradley Real Estate, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    /s/ KPMG Peat Marwick LLP
                                    -------------------------

Boston, Massachusetts
January 23, 1995

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                                BALANCE SHEETS
                                --------------

                                                                 December 31,         December 31,
                 Assets                                              1994                 1993
                 ------                                          ------------         ------------
Real estate investments - at cost                                $177,939,000         $138,189,000
Accumulated depreciation and amortization                          22,385,000           18,156,000
                                                                 ------------         ------------
Net real estate investments                                       155,554,000          120,033,000

Other assets:
  Cash                                                                193,000              950,000
  Rents and other receivables, net of
    allowance for doubtful accounts of
    $459,000 for 1994 and $252,000 for 1993                         5,776,000            4,348,000
  Deferred charges, net and prepaid expenses                        5,056,000            2,600,000
                                                                 ------------         ------------
                                                                 $166,579,000         $127,931,000
                                                                 ============         ============
       Liabilities and Stockholders' Equity
       ------------------------------------

Mortgage loans                                                    $27,748,000          $23,217,000

Line of Credit                                                     39,000,000            6,100,000

Accounts payable and accrued expenses                               5,252,000            2,230,000
                                                                 ------------         ------------
                                                                   72,000,000           31,547,000
                                                                 ------------         ------------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
      Authorized during 1994, 20,000,000 shares; Issued
      and outstanding, 0 shares at December 31,1994; none
      authorized in 1993                                               -                    -
  Shares of common stock, par value $.01 per share:
      Authorized during 1994, 80,000,000 shares; Issued
      and outstanding, 8,197,054 at December 31, 1994                  82,000               -
  Shares of beneficial interest, par value $1.00 per share:
      Authorized, unlimited shares; Issued and outstanding
      16,376,938 shares at December 31, 1993                           -                16,377,000
  Shares of excess stock, par value $.01 per share:
      Authorized during 1994, 50,000,000 shares; Issued
      and outstanding, 0 shares at December 31, 1994;
      none authorized in 1993                                          -                    -

Additional paid-in capital                                        103,251,000           86,820,000
Distributions in excess of accumulated
  earnings                                                         (8,754,000)          (6,813,000)
                                                                 ------------         ------------
                                                                   94,579,000           96,384,000
                                                                 ------------         ------------
                                                                 $166,579,000         $127,931,000
                                                                 ============         ============

   The accompanying notes are an integral part of the financial statements.

                           BRADELY REAL ESTATE, INC.
                           ------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                                        Years Ended December 31,
                                                        -----------------------

                                                      1994               1993               1992
                                                  -----------        -----------        -----------
Income:

  Rental income                                   $32,875,000        $22,875,000        $11,839,000
  Other income                                        112,000            594,000            308,000
                                                  -----------        -----------        -----------
                                                   32,987,000         23,469,000         12,147,000
                                                  -----------        -----------        -----------
Expenses:

  Operations, maintenance and management            5,315,000          3,731,000          1,821,000
  Real estate taxes                                 8,070,000          5,772,000          2,259,000
  Mortgage and other interest                       4,524,000          2,947,000          3,596,000
  Depreciation and amortization                     5,146,000          3,564,000          2,178,000
  Administrative and general                        2,288,000          1,920,000          1,331,000
  Tenant abandonment                                    -                  -                175,000
                                                  -----------        -----------        -----------
                                                   25,343,000         17,934,000         11,360,000
                                                  -----------        -----------        -----------

Income before gain on sale of property              7,644,000          5,535,000            787,000

Gain on sale of property                              983,000              -                  -
                                                  -----------        -----------        -----------

Net income                                         $8,627,000         $5,535,000           $787,000
                                                  ===========        ===========        ===========

  Net income per share                                  $1.05              $0.82              $0.40
                                                  ===========        ===========        ===========

Weighted average shares outstanding                 8,191,831          6,715,813          1,972,054
                                                  ===========        ===========        ===========

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           ------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                  Years Ended December 31
                                                                       -----------------------------------------------
                                                                          1994              1993              1992
                                                                       -----------       -----------       -----------
Cash flows from operating activities:
  Net income                                                            $8,627,000        $5,535,000         $787,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                      5,146,000         3,564,000        2,178,000
      Gain on sale of property                                            (983,000)            -                -

  Change in assets and liabilities:
    Increase in rents and other receivables                             (1,428,000)       (2,572,000)        (200,000)
    Increase in accounts payable and accrued expenses                    2,822,000           935,000          741,000
    Increase in deferred charges                                        (3,307,000)         (930,000)        (163,000)
                                                                       -----------       -----------      -----------
      Net cash flows provided by operating activities                   10,877,000         6,532,000        3,343,000
                                                                       -----------       -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of property, net                                    2,600,000             -                -
  Additions to real estate investments                                 (36,453,000)      (39,349,000)     (41,160,000)
                                                                       -----------       -----------      -----------
      Net cash flows used by investing activities                      (33,853,000)      (39,349,000)     (41,160,000)
                                                                       -----------       -----------      -----------

Cash flows from financing activities:
  Net borrowings (payments) under line of credit                        32,900,000         6,100,000       (1,926,000)
  Increase (decrease) in accounts payable
    for construction                                                       200,000          (102,000)        (632,000)
  Distributions paid                                                   (10,568,000)       (8,285,000)      (2,278,000)
  Proceeds from public offerings, net                                        -            51,158,000       40,963,000
  Exercise of stock options                                                  -                68,000            -
  Principal payments on mortgage loans                                    (449,000)      (20,868,000)        (620,000)
  Proceeds from construction loan                                            -                 -            5,946,000
  Shares issued under dividend reinvestment plan, net                      136,000            64,000            -
                                                                       -----------       -----------      -----------
      Net cash provided by financing activities                         22,219,000        28,135,000       41,453,000
                                                                       -----------       -----------      -----------

Net increase (decrease) in cash                                           (757,000)       (4,682,000)       3,636,000

Cash
  Beginning of period                                                      950,000         5,632,000        1,996,000
                                                                       -----------       -----------      -----------
  End of period                                                           $193,000          $950,000       $5,632,000
                                                                       ===========       ===========      ===========

Supplementary Information:
  Income taxes paid                                                        $45,000             -              $27,000
  Interest paid, net of amount capitalized                              $4,218,000        $2,947,000       $3,596,000

Supplemental schedule of noncash investing and financing activities:
  A property was purchased in 1994 for $7,496,000 which included the company's assumption of $4,980,000 in non-recourse mortgages.

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------

                                                                                   Retained
                                                                                   Earnings
                                                                 Additional      in Excess of
                                                   Shares          Paid-In        Accumulated
                                                at par value       Capital         Earnings)
                                               --------------  ---------------   --------------
Balance at December 31, 1991                     $3,797,000       $7,147,000      ($2,572,000)
 Net income                                          -                -               787,000
 Cash distributions
  ($.60 per share)                                   -                -            (2,278,000)
 Issuance of shares net of offering
  expenses of $3,287,000                          6,000,000       34,963,000           -
                                               --------------  ---------------   --------------
Balance at December 31, 1992                      9,797,000       42,110,000       (4,063,000)
 Net income                                          -                -             5,535,000
 Cash distributions
  ($.61 per share)                                   -                -            (8,285,000)
 Issuance of shares net of offering
  expenses of $3,564,000                          6,557,000       44,601,000            -
 Exercise of share options                           12,000           56,000            -
 Shares issued under dividend
  reinvestment plan                                  11,000           53,000            -
                                               --------------  ---------------   --------------
Balance at December 31, 1993                     16,377,000       86,820,000       (6,813,000)
 Net income                                          -                -             8,627,000
 Cash distributions
  ($1.29 per share)                                  -                -           (10,568,000)
 Shares issued under dividend
  reinvestment plan                                  15,000          121,000            -
 Reverse one-for-two stock split                 (8,195,000)       8,195,000            -
 Change in par value from $1 to $.01             (8,115,000)       8,115,000            -
                                               --------------  ---------------   --------------
Balance at December 31, 1994                        $82,000     $103,251,000      ($8,754,000)
                                               ==============  ===============   ==============

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           ------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------

Operations
----------

     In October 1994, the company was reorganized from a Massachusetts business trust into a Maryland corporation. Also at that time, the company changed its name to Bradley Real Estate, Inc. to reflect its new corporate structure. For both financial reporting and federal income tax purposes, Bradley Real Estate, Inc. is considered to be a continuation of the same entity as Bradley Real Estate Trust; and references to the company include both the trust and the corporation. The company's primary business is to own and operate commercial real estate properties. Its real estate investments consist of shopping centers and office/retail buildings, whose various tenants pay rent primarily under long-term operating leases. Substantially all of the company's income is derived from rental income. Retail leases usually include a provision for additional rent to be paid based on gross sales on the premises. Certain leases also include provisions for additional rent to recover allocable portions of operating costs and real estate taxes.

     Throughout 1994, the company retained the firm of R.M. Bradley & Co., Inc. (R.M. Bradley) to provide certain management services, to serve as advisor to the company with respect to investments and other matters, and to provide office facilities and various personnel. In September 1994, shareholders of Bradley Real Estate Trust voted to approve the acquisition of R.M. Bradley's real estate investment trust advisory business. The acquisition was consummated January 31, 1995, making Bradley a self-administered REIT. The company's real estate properties are managed by local managers acting as independent contractors, except for the 585 Boylston Street property, which was managed by R.M. Bradley through December 31, 1994. Effective January 1, 1995, Bradley brought Minnesota property management and leasing operations in-house as a further move to vertically integrate the company's operations. This transaction included the hiring of the eight-member management team previously employed by the independent property management firm that was managing the company's Minnesota properties.

     Fees for property management and advisory service were based upon various formula determinations provided for in applicable agreements. Payments by the company to R.M. Bradley for such services amounted to $1,057,000, $672,000, and $452,000 for 1994, 1993 and 1992, respectively, exclusive of reimbursement of expenses. In 1994, $9,000 was paid to R.M. Bradley for leasing commissions. There were no leasing commissions paid to R.M. Bradley during 1993 and 1992.

Rents and Other Receivables
---------------------------

     Revenues for all operating leases are recognized using the straight-line method over the remaining life of the lease.

     The 99-year ground lease of property at 501-529 Nicollet Avenue, Minneapolis, Minnesota provides for stepped minimum rents over its term, with the actual cash payable in 1994 being $950,000 and $800,000 in 1993 and 1992. The minimum annual rent recognized as rental income by the company for financial reporting purposes each year is $1,089,000. Levelized rent adjustments included in receivables related to the ground lease were $1,518,000, $1,446,000 and $1,157,000 at December 31, 1994, 1993 and 1992, respectively.

Real Estate Investments
-----------------------

     Real estate investments are reflected in the financial statements at cost less accumulated depreciation. The provision of depreciation and amortization has been calculated under the straight-line method based upon the following estimated useful lives of assets:

     Buildings                               18-50 years
     Improvements and Alterations             2-39 years

     Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $626,000, $378,000, and $234,000 for 1994, 1993 and
1992, respectively. Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Real estate investments include capitalized interest and other costs on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $89,000, $58,000, and $178,000 in 1994, 1993 and 1992, respectively.

     During 1994, the company purchased two community shopping centers: (i) Rivercrest Center in Crestwood, Illinois, and (ii) Westwind Plaza in Minnetonka, Minnesota.

     Management reviews each property for permanent impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review for recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If permanent impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded as the amount that the carrying value of the property exceeds its estimated fair value.

Deferred Charges
----------------

     A majority of deferred charges consist of agency commissions incurred in leasing the company's properties. Such charges are amortized under the straight-line method over the life of the related lease.

     Deferred charges also include costs incurred in connection with securing long-term debt, including costs for entering into interest rate protection agreements. Such costs are amortized over the lives of the related agreements.

Earnings Per Share
------------------

     Earnings per Share are based on the weighted-average number of Shares outstanding during each year exclusive of outstanding stock options, which do not materially affect earnings per Share. Per Share data and weighted-average Shares outstanding have been restated on the accompanying financial statements to reflect the one-for-two reverse Share split, effected on October 17, 1994.

Fair Value of Financial Instruments
-----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the company to make disclosures of fair value information of all financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate fair value.

     The company's financial instruments, other than debt and an interest rate protection agreement for the company's line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities on the balance sheet are assumed to be at fair value.

     The company's mortgage loans are at fixed rates, and when compared with borrowing rates currently available to the company with similar terms and average maturities, approximate fair value. The company's line of credit is at a variable rate, which results in a carrying value that approximates a fair value. It was not practicable to estimate the fair value of the interest rate protection agreement, however, the replacement cost of the cap is not material based on prevailing market rates.

NOTE 2 - REAL ESTATE INVESTMENTS
--------------------------------

     The following is a summary of the company's real estate investments that are held for lease at December 31, 1994 and 1993:

                                   December 31, 1994   December 31, 1993
                                   ------------------  ------------------
Land                                  $ 34,215,000        $ 25,073,000
Buildings                               84,991,000          64,149,000
Improvements and alterations            55,509,000          45,583,000
Construction in progress                 3,224,000           3,384,000
                                      ------------        ------------
                                      $177,939,000        $138,189,000

Less accumulated depreciation
  and amortization                     (22,385,000)        (18,156,000)
                                      ------------        ------------
                                      $155,554,000        $120,033,000
                                      ============        ============

          The following table sets forth detail with respect to the individual properties owned by the company at December 31, 1994. The aggregate cost of those properties for federal income tax purposes was approximately $152,421,000.

                                   --------------------------------------------------------------------------------
                                       Mortgage & Bank loans at                Initial cost
                                      December 31, 1994 (Note 3)               to the Company
                                   ---------------------------------------------------------------
                                                                                                     Capitalized
                                                                                    Buildings and    Subsequent
                                       Rate      Maturity   Balance       Land      Improvements     to Acquisition
-------------------------------------------------------------------------------------------------------------------
SHOPPING CENTERS
----------------

Har Mar Mall                              -         -         -         $6,551,000    $15,263,000      $3,401,000
------------
Roseville, Minnesota

Sun Ray Shopping Center                11.750%     1996    4,645,000        82,000      2,945,000      10,834,000
-----------------------                10.000%     1996    3,776,000
St. Paul, Minnesota                     9.625%     1996    4,000,000


Terrace Mall                              -         -         -            630,000      1,706,000       2,254,000
------------
Robbinsdale, Minnesota

Richfield Hub Shopping Center           9.875%     1998    5,501,000     3,000,000      5,390,000       5,099,000
-----------------------------
Richfield, Minnesota

Westwind Plaza                          9.500%     1998    4,749,000     1,949,000      5,547,000          -
--------------
Minnetonka, Minnesota

Burning Tree Plaza                        -         -         -            609,000      3,744,000       2,583,000
------------------
Duluth, Minnesota

Hub West Shopping Center                9.875%     1998    5,077,000       757,000        345,000       4,165,000
------------------------
Richfield, Minnesota

White Bear Hills                          -         -         -            750,000      3,762,000          49,000
----------------
White Bear Lake, Minnesota

Rivercrest Shopping Center                *          *        *          7,349,000     17,147,000       1,545,000
--------------------------
Crestwood, Illinois

Westview Center                           *          *        *          6,417,000     14,973,000         911,000
---------------
Hanover Park, Illinois

Crossroads Center                         *          *        *          2,846,000      8,538,000         265,000
-----------------
Fairview Heights, Illinois

Grandview Plaza Shopping Center           *          *        *            414,000      2,205,000      14,769,000
-------------------------------
St. Louis, Missouri

Hood Commons                              *          *        *            361,000      1,685,000      10,263,000
------------
Derry, New Hampshire

Augusta Plaza Shopping Center             -          -        -            297,000      1,376,000       1,682,000
-----------------------------
Augusta, Maine

RETAIL/OFFICE BUILDING
----------------------

585 Boylston Street                       -          -        -             77,000         18,000       1,559,000
-------------------
Boston, Massachusetts

GROUND LEASE
------------

501-29 Nicollet Avenue                  Base*      1996   39,000,000       852,000         -              975,000
----------------------                     or
Minneapolis, Minnesota          LIBOR + 2.375
Land  **

    Total                                                $66,748,000   $32,941,000    $84,644,000     $60,354,000
-------------------------------------------------------------------------------------------------------------------






                                   ----------------------------------------------------------------------------
                                                             Gross amount carried
                                                               December 31, 1994
                                   ----------------------------------------------------------------------------
                                                 Buildings and                                     Accumulated
                                     Land        Improvements                 Total                Depreciation
---------------------------------------------------------------------------------------------------------------
SHOPPING CENTERS
----------------

Har Mar Mall                       $6,786,000   $18,429,000              $25,215,000               $1,141,000
------------
Roseville, Minnesota

Sun Ray Shopping Center                91,000    13,770,000               13,861,000                6,210,000
-----------------------
St. Paul, Minnesota


Terrace Mall                          630,000     3,960,000                4,590,000                  165,000
------------
Robbinsdale, Minnesota

Richfield Hub Shopping Center       3,000,000    10,489,000               13,489,000                2,041,000
-----------------------------
Richfield, Minnesota

Westwind Plaza                      1,949,000     5,547,000                7,496,000                   23,000
--------------
Minnetonka, Minnesota

Burning Tree Plaza                    609,000     6,327,000                6,936,000                  137,000
------------------
Duluth, Minnesota

Hub West Shopping Center              757,000     4,510,000                5,267,000                  396,000
------------------------
Richfield, Minnesota

White Bear Hills                      755,000     3,806,000                4,561,000                  107,000
----------------
White Bear Lake, Minnesota

Rivercrest Shopping Center          7,349,000    18,692,000               26,041,000                  362,000
--------------------------
Crestwood, Illinois

Westview Center                     6,417,000    15,884,000               22,301,000                  650,000
---------------
Hanover Park, Illinois

Crossroads Center                   2,878,000     8,771,000               11,649,000                  563,000
-----------------
Fairview Heights, Illinois

Grandview Plaza Shopping Center       427,000    16,961,000               17,388,000                4,224,000
-------------------------------
St. Louis, Missouri

Hood Commons                          366,000    11,943,000               12,309,000                3,670,000
------------
Derry, New Hampshire

Augusta Plaza Shopping Center         297,000     3,058,000                3,355,000                1,734,000
-----------------------------
Augusta, Maine

RETAIL/OFFICE BUILDING
----------------------

585 Boylston Street                    77,000     1,577,000                1,654,000                  962,000
-------------------
Boston, Massachusetts

GROUND LEASE
------------

501-29 Nicollet Avenue              1,827,000        -                     1,827,000                   -
----------------------
Minneapolis, Minnesota
Land  **

    Total                         $34,215,000  $143,724,000             $177,939,000              $22,385,000
-------------------------------------------------------------------------------------------------------------------












--------------------------------------------------------------------------------
                                                            Lives on which
                                  Date Acquired by          Depreciation is
                                     Company                   Computed
--------------------------------------------------------------------------------
SHOPPING CENTERS
----------------

Har Mar Mall                            1992                     5-39
------------
Roseville, Minnesota

Sun Ray Shopping Center                 1961                     3-33
-----------------------
St. Paul, Minnesota


Terrace Mall                            1993                     6-39
------------
Robbinsdale, Minnesota

Richfield Hub Shopping Center           1988                     2-39
-----------------------------
Richfield, Minnesota

Westwind Plaza                          1994                       39
--------------
Minnetonka, Minnesota

Burning Tree Plaza                      1993                     5-39
------------------
Duluth, Minnesota

Hub West Shopping Center                1991                     31.5
------------------------
Richfield, Minnesota

White Bear Hills                        1993                       39
----------------
White Bear Lake, Minnesota

Rivercrest Shopping Center              1994                     8-39
--------------------------
Crestwood, Illinois

Westview Center                         1993                     4-39
---------------
Hanover Park, Illinois

Crossroads Center                       1992                   2-31.5
-----------------
Fairview Heights, Illinois

Grandview Plaza Shopping Center         1971                     2-33
-------------------------------
St. Louis, Missouri

Hood Commons                            1973                   3-31.5
------------
Derry, New Hampshire

Augusta Plaza Shopping Center           1971                   3-31.5
-----------------------------
Augusta, Maine

RETAIL/OFFICE BUILDING
----------------------

585 Boylston Street                     1961                     5-50
-------------------
Boston, Massachusetts

GROUND LEASE
------------

501-29 Nicollet Avenue                  1969                     -
----------------------
Minneapolis, Minnesota
Land  **

    Total
--------------------------------------------------------------------------------

* Rivercrest, Westview, Crossroads, Grandview, Hood Commons and 501-29 Nicollet Avenue secure borrowings under the company's line of credit aggregating $39,000,000 at December 31, 1994. Base is defined as the higher of the bank prime rate or the federal funds rate +.5%. At December 31,1994 base was 8.5%, the bank's prime rate. (See Note 3) Effective January 30, 1995 the rate is Base or LIBOR + 1.875%.

** Land area upon which groundtenant has constructed a 670,000 square foot mixed-use retail and office tower.

Note:  The Sun Ray, Richfield Hub and Hub West loans are cross-collateralized.

Note: Due to certain provisions in the line of credit agreement the company may be subject to additional fees as determined by the bank.

NOTE 3 - MORTGAGE LOANS AND LINE OF CREDIT
------------------------------------------

          The book value of real estate pledged as collateral for loans was approximately $106,013,000 at December 31, 1994. Scheduled principal payments on mortgage loans outstanding at December 31, 1994 are as follows:


                         Year Ending:     December 31,
                         ------------     ------------

                             1995         $   298,000
                             1996          51,537,000
                             1997             240,000
                             1998          14,673,000
                             1999              --
                          Later years          --
                                          -----------
                                          $66,748,000
                                          ===========

          In May 1994, the First National Bank of Boston completed syndication of the company's revolving bank line of credit increasing the total amount available from $35,000,000 to $65,000,000. The borrowings under this revolving line of credit are secured by a blanket mortgage on Nicollet Avenue, Hood Commons, Grandview Plaza, Crossroads Center, Westview Center and Rivercrest Center (see Note 2). During 1994, outstanding borrowings under this line of credit bore interest at the bank's base rate or 2.375% over the adjusted LIBOR at the option of the company (the base rate is defined as the higher of the bank prime rate or 0.50% plus the overnight federal funds effective rate). However, effective January 30, 1995 the rate was reduced to the bank's base rate or 1.875% over the adjusted LIBOR. The effective borrowing rate during 1994 was 7.1%. Among other requirements, the facility provides for an annual commitment fee of .25% on the unused portion of the line of credit. The line of credit matures in December 1996.

          In order to reduce the company's, and thus the lenders', exposure to the risks associated with floating rate debt, the line of credit requires that the company maintain interest rate protection, at a rate satisfactory to the lead lender, with respect to at least $30 million of indebtedness. As required, the company entered into the Interest Rate Protection Agreement in January 1994 with its lead lender, which has the effect of mitigating increases in interest rates available to Bradley under the Bradley Line of Credit with respect to the Protected Amount by reimbursing Bradley the amount by which the then applicable three-month LIBOR Rate (as defined in the Interest Rate Protection Agreement) for the Protected Amount exceeds the then applicable Cap Rate (as described below) for the Protected Amount. The Cap Rate is 8.7% for the period January 30, 1995 through January 28, 1996 and 8.9% for the period January 29, 1996 through January 28, 1997. The Interest Rate Protection Agreement had no effect on the company's interest expense in 1994.

          The company's line of credit contains certain covenants, which among other provisions require lender consent regarding the incurrence of additional indebtedness, the signing of certain leases and the sale and purchase of assets by the company. They also provide for the maintenance of certain financial tests, including minimum net worth and debt service coverage requirements, and contain cross-default and cross-collateral provisions. The company believes that such covenants will not adversely affect the company's business or the operation of its properties.

NOTE 4 - RENTALS UNDER OPERATING LEASES
---------------------------------------

          Annual minimum future rentals to be received under noncancelable operating leases in effect at December 31, 1994 are as follows:


                  Year Ending:         December 31,
                  ------------         ------------

                    1995               $ 21,204,000
                    1996                 19,993,000
                    1997                 18,816,000
                    1998                 16,829,000
                    1999                 14,952,000
                    Later years         200,846,000
                                       ------------
       Total minimum future rentals    $292,640,000
                                       ============

          Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. Contingent rentals earned amounted to approximately $1,121,000, $772,000, and $244,000 in 1994, 1993 and
1992, respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs.

          Included in the minimum future rentals table above is a 99-year ground lease with Brookfield Development (California), Inc. for 501-529 Nicollet Avenue in Minneapolis, Minnesota. The lease provides for minimum annual rent of $800,000 in 1989-1993, $950,000 in 1994, increasing by $40,000 each year through
1998 and by $50,000 per year to $1,360,000 in 2003 following which minimum rent reverts to $1,100,000 annually for all subsequent years. The effects of the scheduled rent increases are being recognized on a straight-line basis over the lease term.

          No tenant accounted for as much as 10% of rental income in 1994, 1993 and 1992.

NOTE 5 - INCOME TAXES
---------------------

          The company has elected to be taxed as a real estate investment trust under the Internal Revenue Code. Under such Code, a qualifying trust that distributes at least 95% of its ordinary taxable income to its shareholders is entitled to a tax deduction in the amount of the distribution. In addition, such trusts are permitted to deduct capital gain distributions in the determination of the tax on capital gains. The company paid distributions to stockholders aggregating $10,568,000, $8,285,000 and $2,278,000 in 1994, 1993 and 1992,
respectively. The company has determined that for Federal income tax purposes: approximately 74% of the distributions paid in 1994 were ordinary dividends and approximately 26% were a return of capital; approximately

70% of the distributions paid in 1993 were ordinary dividends and approximately 30% were a return of capital; and approximately 48% of the distributions paid in 1992 were ordinary dividends and approximately 52% were a return of capital.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

          Information concerning stockholders' equity has been adjusted to reflect the company's one-for-two reverse stock split effected on October 17, 1994. In December 1992, the company issued 3,000,000 Shares at a public offering price of $14.75 per Share. Net proceeds to the company were approximately $40,963,000 after offering expenses of approximately $3,287,000. In January 1993, pursuant to the exercise of the underwriters' overallotment option in connection with such public offering, the company issued another 450,000 Shares at the same public offering price, netting a further $6,224,000 after additional offering expenses of approximately $414,000.

          In July 1993, the company issued 2,828,500 Shares (including 78,500 Shares issued pursuant to the underwriters' exercise of their overallotment option) at a public offering price of $17.00 per Share. Net proceeds to the company were approximately $44,934,000 after offering expenses of approximately $3,150,000.

          During 1993, the company implemented a revised Dividend Reinvestment and Share Purchase Plan pursuant to which stockholders of record owning at least 100 Shares may elect to reinvest cash dividends and make limited additional cash payments (minimum $100, maximum $2,500 per quarter) to purchase newly issued Shares of the company without brokerage fees or other transaction costs, at a 3% discount from market prices (as determined in the Plan). Effective with the quarterly dividend paid by the company on June 30, 1993, this Plan replaced an earlier plan under which an agent reinvested participating shareholders' dividends by purchasing existing Shares on the open market without discount and with modest transaction costs. During 1994 and 1993, the company issued 8,530 and 5,500 Shares, respectively, under this Plan.

NOTE 7 - TERMINATION OF SHAREHOLDER RIGHTS AGREEMENT
----------------------------------------------------

          As part of the company's reorganization in October 1994, the Trust's Shareholder Rights Agreement was terminated

NOTE 8 - STOCK OPTION PLANS
---------------------------

          In 1985, the company adopted an Incentive Stock Option Plan for officers and key employees under which options for 75,000 Shares were granted; options for 61,875 of such Shares remained outstanding at December 31, 1994 and 1993.

          In 1993, the shareholders approved a new 1993 Stock Option Plan for additional options. The plan authorizes options to be granted for up to 5% of the company's Shares outstanding. During 1993, 29,500 options were granted under this new plan and remained outstanding at December 31, 1994.

          A committee of the Board of Directors administers both Plans and is responsible for selecting persons eligible to be granted options and determining the number and purchase price of Shares subject to option (which in the case of incentive options may not be less than the fair market value of Shares at the date of grant), the duration of an option (which may not be more than ten years from date of grant) and the times when Shares may be issued upon exercise of an option.

          A summary of option transactions during the periods covered by these financial statements is as follows.

                                    Shares  Exercise Prices per share
                                    ------  -------------------------
Outstanding at December 31, 1992    52,875        $11.50 - $22.00
Granted                             44,500          14.75 - 17.00
Exercised                           (6,000)                 11.50
Outstanding at December 31, 1993
and 1994                            91,375        $11.50 - $22.00
                                    ======        ===============

          All options outstanding at December 31, 1994 are fully vested and have a duration of ten years from the date of grant subject to earlier termination in certain circumstances.

NOTE 9 - TENANT ABANDONMENT
---------------------------

          In May 1992, Child World Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Code and subsequently rejected its Children's Palace store lease at Richfield Hub Shopping Center. On July 25, 1992, that store was closed. The company wrote off $175,000 related to Children's Palace including approximately $60,000 of pre-petition accounts receivable (of which $51,000 was recovered in November of 1994), approximately $104,000 of leasing commissions related to the original lease signed in October 1989 and approximately $11,000 of tenant improvements, which were considered non-transferable to a future tenant. All of the retail space leased to Child World, Inc. was released to two tenants during 1993.

NOTE 10 - COMMITMENTS/SUBSEQUENT EVENTS
---------------------------------------

          At December 31, 1994, the company had commitments of approximately $1,700,000 for tenant related capital improvements at Har Mar Mall.

NOTE 11 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)
--------------------------------------------------


                  March 31,  June 30,    Sept. 30,  Dec. 31,
                    1994       1994        1994       1994
                 ----------  ---------  ----------  ---------
                 (Thousands of dollars except per share data)
Rental income        $7,455     $8,474      $8,538     $8,408
Net income            2,094      1,994       1,850      2,689
Net income
 per share           $  .25     $  .24      $  .23     $  .33

                ------------------------------------------------
                  March 31,   June 30,   Sept. 30,  Dec. 31,
                    1993        1993       1993       1993
                 ----------  ---------  ----------  ---------
                  (Thousands of dollars except per share data)
Rental income        $4,733     $4,817      $6,299     $7,026
Net income            1,028        819       1,839      1,849
Net income
  per share          $  .20     $  .16      $  .24     $  .22

     The increase in net income for the quarter ended December 31, 1994 reflects gain on the sale of Spruce Tree Centre.

                                                                    SCHEDULE III

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------

          Cost                               December 31,
          ----                               ------------

                                          1994           1993
                                          ----           ----
Balance, beginning of year           $138,189,000   $ 98,840,000
Improvements and other additions:      41,433,000     39,349,000
Sale of Property                       (1,683,000)        -
                                     ------------   ------------
Balance, end of year                 $177,939,000   $138,189,000
                                     ============   ============

Accumulated Depreciation
------------------------

Balance, beginning of year           $ 18,156,000   $ 15,090,000
Depreciation provided                   4,330,000      3,066,000
Sale of property                         (101,000)        -
                                     ------------   ------------
Balance, end of year                 $ 22,385,000   $ 18,156,000
                                     ============   ============


                        Consent of Independent Auditors



The Board of Directors
Bradley Real Estate, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-87084 and 33-62200) on Form S-3 and the registration statements (Nos. 33-34884 and 33-65180) on Form S-8 of Bradley Real Estate, Inc. of our report dated January 23, 1995, relating to the balance sheets and related schedule of Bradley Real Estate, Inc. as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 10-K/A-1 of Bradley Real Estate, Inc.



                                                    /s/ KPMG Peat Marwick LLP



Boston, Massachusetts
February 2, 1996

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of February 1996.

                           BRADLEY REAL ESTATE, INC.

                 By:           /s/ Irving E. Lingo, Jr.
                    -----------------------------------------------------
                    Irving E. Lingo, Jr., Chief Financial Officer