Form 10-Q/A
period 1995-03-31
BRADLEY REAL ESTATE INC
filed 1996-02-06
CIK 13777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-Q/A-1*

       X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ----  Exchange Act of 1934

      For the quarterly period ended March 31, 1995 or
                                     --------------

            Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934


      For the transition period from _____________ to _____________

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

               699 Boylston Street, Boston, Massachusetts 02116
               ------------------------------------------------
             (Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code:  (617) 867-4200
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

_______________

          * Part I, Items 1 and 2 of this report on Form 10-Q are hereby amended to provide in their entirety as set forth herein, as of the date of the original Form 10-Q.

PART 1  FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS


                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                                BALANCE SHEETS
                                --------------

                                                                    March 31,         December 31,
                          Assets                                       1995               1994
                          ------                                 ---------------   ------------------
                                                                   (UNAUDITED)
Real estate investments - at cost                                  $178,623,000       $177,939,000
Accumulated depreciation and amortization                            23,624,000         22,385,000
                                                                 ---------------   ------------------
Net real estate investments                                         154,999,000        155,554,000

Other assets:
  Cash                                                                1,488,000            193,000
  Rents and other receivables, net of
    allowance for doubtful accounts of
    $481,000 for 1995 and $459,000 for 1994                           5,826,000          5,776,000
  Unamortized buyout of contract, net                                 5,240,000              -
  Deferred charges, net and prepaid expenses                          3,970,000          5,056,000
                                                                 ---------------   ------------------
                                                                   $171,523,000       $166,579,000
                                                                 ===============   ==================

     Liabilities and Stockholders' Equity
     ------------------------------------

Mortgage loans                                                      $27,666,000        $27,748,000

Line of credit                                                       40,400,000         39,000,000

Accounts payable and accrued expenses                                 5,437,000          5,252,000
                                                                 ---------------   ------------------
                                                                     73,503,000         72,000,000
                                                                 ---------------   ------------------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
      Authorized during 1994, 20,000,000 shares; Issued
      and outstanding, 0 shares at March 31, 1995 and
      December 31, 1994;                                                  -                  -
  Shares of common stock, par value $.01 per share:
      Authorized during 1994, 80,000,000 shares; Issued
      and outstanding, 8,529,526 at March 31, 1995 and
      8,197,054 at December 31, 1994.                                    85,000             82,000
  Shares of excess stock, par value $.01 per share:
      Authorized during 1994, 50,000,000 shares; Issued
      and outstanding, 0 shares at March 31, 1995 and
      December 31, 1994                                                   -                  -

Additional paid-in capital                                          107,666,000        103,251,000
Distributions in excess of accumulated
  earnings                                                           (9,731,000)        (8,754,000)
                                                                 ---------------   ------------------
                                                                     98,020,000         94,579,000
                                                                 ---------------   ------------------
                                                                   $171,523,000       $166,579,000
                                                                 ===============   ==================

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                             STATEMENTS OF INCOME
                             --------------------
                                  (unaudited)


                                                          March 31,       March 31,
                                                            1995             1994
                                                         ----------       ----------
Income:

  Rental income                                          $8,615,000       $7,455,000
  Other income                                               85,000            6,000
                                                         ----------       ----------
                                                          8,700,000        7,461,000
                                                         ----------       ----------

Expenses:

  Operations, maintenance and management                  1,277,000        1,246,000
  Real estate taxes                                       2,008,000        1,861,000
  Mortgage and other interest                             1,464,000          699,000
  Depreciation and amortization                           1,757,000        1,084,000
  Administrative and general                                359,000          477,000
                                                         ----------       ----------
                                                          6,865,000        5,367,000
                                                         ----------       ----------

Net income                                               $1,835,000       $2,094,000
                                                         ==========       ==========

Per share data:

  Net income                                                  $0.22            $0.26
                                                         ==========       ==========

Weighted average shares outstanding                       8,413,849        8,188,492
                                                         ==========       ==========

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           ------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                   -----------------------------------
                                                                         1995              1994
                                                                         ----              ----
Cash flows from operating activities:
  Net income                                                          $1,835,000         $2,094,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,757,000          1,084,000

  Change in assets and liabilities:
    Increase in rents and other receivables                              (50,000)        (1,005,000)
    Increase in accounts payable and
      accrued expenses                                                   356,000          1,356,000
    (Increase)decrease in deferred charges                               864,000           (890,000)
    Increase in unamortized buyout of contract                          (620,000)              -
                                                                   ---------------    ----------------
  Net cash provided by operating activities                            4,142,000          2,639,000
                                                                   ---------------    ----------------

Cash flows from investing activities:
  Additions to real estate investments                                  (684,000)       (26,300,000)
                                                                   ---------------    ----------------
  Net cash used by investing activities                                 (684,000)       (26,300,000)
                                                                   ---------------    ----------------

Cash flows from financing activities:
  Net borrowings under line of credit                                  1,400,000         27,200,000
  Increase (decrease) in accounts payable for
    construction                                                        (171,000)           297,000
  Distributions paid                                                  (2,812,000)        (2,620,000)
  Shares issued under dividend reinvestment plan                         119,000             35,000
  Principal payments on mortgage loans                                   (82,000)           (59,000)
  Reorganization costs                                                  (617,000)              -
                                                                   ---------------    ----------------
  Net cash provided (used) by financing activities                    (2,163,000)        24,853,000
                                                                   ---------------    ----------------

Net increase in cash                                                   1,295,000          1,192,000

Cash and cash equivalents:
  Beginning of period                                                    193,000            950,000
                                                                   ---------------    ----------------
  End of period                                                       $1,488,000         $2,142,000
                                                                   ===============    ================

Supplementary Information:
  Income taxes paid                                                      $12,000            $26,000
  Interest paid, net of amount capitalized                            $1,464,000           $699,000

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

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------

                                                                                 Retained
                                                                                 Earnings
                                                                              (Distributions
                                                              Additional       in Excess of
                                              Shares           Paid-In         Accumulated
                                           at par value        Capital          Earnings)
                                         ----------------   --------------  ------------------
Balance at December 31, 1994                  $82,000       $103,251,000      ($8,754,000)
  Net income                                     -                -             1,835,000
  Cash distributions
    ($.33 per share)                             -                -            (2,812,000)
  Dividend reinvestment participation            -               119,000            -
  Shares issued in buyout of contract           3,000          4,913,000            -
  Reorganization costs                           -              (617,000)           -
                                         ----------------   --------------  ------------------
Balance at March 31, 1995                     $85,000       $107,666,000      ($9,731,000)
                                         ================   ==============  ==================

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

NOTE 3 - UNAMORTIZED BUYOUT OF CONTRACT

In January 1995, the Company acquired the REIT advisory business of its former advisor thereby enabling the Company to become a self-administered REIT. This transaction involved the Company's issuance of 325,000 shares of Common Stock to the owners of the former advisor. This acquisition has been accounted for using the purchase method. The purchase price, including related transaction costs, in excess of the fair market value of the net identifiable assets acquired, is approximately $5,536,000. This amount, recorded on the balance sheet as unamortized advisory contract costs, is being amortized using the straight-line method over 56 months.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

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

          In January 1995, the Company acquired the REIT advisory business of its former advisor thereby enabling the Company to become a self-administered REIT. This transaction involved the Company's issuance of 325,000 shares of Common Stock to the owners of the former advisor. This acquisition has been accounted for using the purchase method. The purchase price, including related transaction costs, in excess of the fair market value of the net identifiable assets acquired, is approximately $5,536,000. This amount, recorded on the balance sheet as unamortized advisory contract costs, is being amortized using the straight-line method over 56 months.

Financial Condition
-------------------

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

          For the first quarter of 1995, funds from operations ("FFO") increased $414,000 or 13% from $3,178,000 in 1994 to $3,592,000. The Company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to fund cash needs.

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

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

Date:  February 6, 1996

                                                     Bradley Real Estate, Inc.
                                                     ---------------------------
                                                     (Registrant)


                                                By:  /s/ Irving E. Lingo, Jr.
                                                     ---------------------------
                                                     Irving E. Lingo, Jr.
                                                     Chief Financial Officer