Form 10-Q/A
period 1995-06-30
BRADLEY REAL ESTATE INC
filed 1996-02-06
CIK 13777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-Q/A-1*

       X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ----  Exchange Act of 1934


      For the quarterly period ended June 30, 1995 or
                                     -------------

      ---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the transition period from ------------- to -------------

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

--------------------

          * Part I, Items 1 and 2 of this report on Form 10-Q are hereby amended to provide in their entirety as set forth herein, as of the date of the original Form 10-Q.

PART 1   FINANCIAL INFORMATION

Item 1   FINANCIAL STATEMENTS

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------

                                                                        June 30,           December 31,
                         Assets                                           1995                 1994
                         ------                                    -----------------    -----------------
                                                                      (UNAUDITED)
Real estate investments - at cost                                     $185,734,000         $177,939,000
Accumulated depreciation and amortization                               24,908,000           22,385,000
                                                                   -----------------    -----------------
Net real estate investments                                            160,826,000          155,554,000

Other assets:
  Cash                                                                   1,125,000              193,000
  Rents and other receivables, net of
    allowance for doubtful accounts of
    $534,000 for 1995 and $459,000 for 1994                              6,243,000            5,776,000
  Unamortized buyout of contract, net                                    4,959,000               -
  Deferred charges, net and prepaid expenses                             4,279,000            5,056,000
                                                                   -----------------    -----------------
                                                                      $177,432,000         $166,579,000
                                                                   =================    =================

     Liabilities and Stockholders' Equity
     ------------------------------------
Mortgage loans                                                         $29,658,000          $27,748,000

Line of credit                                                          41,800,000           39,000,000

Accounts payable and accrued expenses                                    5,924,000            5,252,000
                                                                   -----------------    -----------------
                                                                        77,382,000           72,000,000
                                                                   -----------------    -----------------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
      Authorized during 1994, 20,000,000 shares; Issued
      and outstanding, 0 shares at June 30, 1995 and
      December 31, 1994;                                                    -                   -
  Shares of common stock, par value $.01 per share:
      Authorized during 1994, 80,000,000 shares; Issued
      and outstanding, 8,723,524 at June 30, 1995 and
      8,197,054 at December 31, 1994.                                       87,000               82,000
  Shares of excess stock, par value $.01 per share:
      Authorized during 1994, 50,000,000 shares; Issued
      and outstanding, 0 shares at June 30, 1995 and
      December 31, 1994                                                     -                    -

Additional paid-in capital                                             110,934,000          103,251,000
Distributions in excess of accumulated
  earnings                                                             (10,971,000)          (8,754,000)
                                                                   -----------------    -----------------
                                                                       100,050,000           94,579,000
                                                                   -----------------    -----------------
                                                                      $177,432,000         $166,579,000
                                                                   =================    =================

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                             STATEMENTS OF INCOME
                             --------------------
                                  (unaudited)


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                    ----------------------------       ---------------------------
                                                       1995              1994             1995             1994
                                                       ----              ----             ----             ----
Income:

  Rental income                                     $8,686,000        $8,474,000       $17,301,000     $15,929,000
  Other income                                          41,000            23,000           126,000          29,000
                                                    ----------        ----------       -----------     -----------
                                                     8,727,000         8,497,000        17,427,000      15,958,000

Expenses:

  Operations, maintenance and management             1,385,000         1,231,000         2,662,000       2,513,000
  Real estate taxes                                  1,997,000         2,331,000         4,005,000       4,192,000
  Mortgage and other interest                        1,520,000         1,174,000         2,984,000       1,873,000
  Depreciation and amortization                      1,805,000         1,242,000         3,562,000       2,327,000
  Administrative and general                           382,000           525,000           741,000         965,000
                                                    ----------        ----------       -----------     -----------
                                                     7,089,000         6,503,000        13,954,000      11,870,000
                                                    ----------        ----------       -----------     -----------

Net income                                          $1,638,000        $1,994,000        $3,473,000      $4,088,000
                                                    ==========        ==========        ==========      ==========

Per share data:

  Net income                                             $0.19             $0.24             $0.41           $0.50
                                                    ==========        ==========        ==========      ==========

Weighted average shares outstanding                  8,684,136         8,190,536         8,548,886       8,189,520
                                                    ==========        ==========        ==========      ==========

    The accompanying notes are an integral part of the financial statements

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                         ------------------------------
                                                                                             1995              1994
                                                                                             ----              ----
Cash flows from operating activities:
  Net income                                                                              $3,473,000        $4,088,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                        3,562,000         2,327,000

  Change in assets and liabilities:
    Increase in rents and other receivables                                                 (467,000)         (701,000)
    Increase in accounts payable and
      accrued expenses                                                                       132,000         1,677,000
    (Increase) decrease in deferred charges                                                  333,000        (2,129,000)
    Increase in unamortized buyout of contract                                              (638,000)             -
                                                                                         --------------   -------------
  Net cash provided by operating activities                                                6,395,000         5,262,000
                                                                                         --------------   -------------

Cash flows from investing activities:
  Additions to real estate investments                                                    (5,701,000)      (28,443,000)
                                                                                         --------------   -------------
  Net cash used by investing activities                                                   (5,701,000)      (28,443,000)
                                                                                         --------------   -------------

Cash flows from financing activities:
  Net borrowings under line of credit                                                      2,800,000        29,700,000
  Increase in accounts payable for construction                                              540,000           876,000
  Distributions paid                                                                      (5,690,000)       (5,241,000)
  Exercise of employee stock options                                                         128,000              -
  Sale of stock                                                                            3,103,000              -
  Principal payments on mortgage loans                                                      (184,000)         (114,000)
  Reorganization costs                                                                      (617,000)             -
  Shares issued under dividend reinvestment plan                                             158,000            70,000
                                                                                         --------------   -------------
  Net cash provided by financing activities                                                  238,000        25,291,000
                                                                                         --------------   -------------

Net increase in cash                                                                         932,000         2,110,000

Cash and cash equivalents:
  Beginning of period                                                                        193,000           950,000
                                                                                         --------------   -------------
  End of period                                                                           $1,125,000        $3,060,000
                                                                                         ==============   =============
Supplementary Information:
  Income taxes paid                                                                           $7,000            $6,000
  Interest paid, net of amount capitalized                                                $2,931,000        $1,667,000

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

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------

                                                                                             Retained
                                                                                             Earnings
                                                                                          (Distributions
                                                                        Additional         in Excess of
                                                       Shares            Paid-In           Accumulated
                                                    at par value         Capital            Earnings)
                                                  ---------------     --------------     ---------------
Balance at December 31, 1994                            $82,000        $103,251,000       ($8,754,000)
  Net income                                               -                  -             1,835,000
  Cash distributions
    ($.33 per share)                                       -                  -            (2,812,000)
  Dividend reinvestment participation                      -                119,000              -
  Shares issued in buyout of contract                     3,000           4,913,000              -
  Reorganization costs                                     -               (617,000)             -
                                                  ---------------     --------------     ---------------
Balance at March 31, 1995                               $85,000        $107,666,000       ($9,731,000)
  Net income                                               -                  -             1,638,000
  Cash distributions
    ($.33 per share)                                       -                  -            (2,878,000)
  Dividend reinvestment participation                      -                 39,000              -
  Shares issued to purchase property                      2,000           3,101,000              -
  Stock options exercised                                  -                128,000              -
                                                  ---------------     --------------     ---------------
Balance at June 30, 1995                                $87,000        $110,934,000       (10,971,000)
                                                  ===============     ==============     ===============

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

NOTE 3 - UNAMORTIZED BUYOUT OF CONTRACT

In January 1995, the Company acquired the REIT advisory business of its former advisor thereby enabling the Company to become a self-administered REIT. This transaction involved the Company's issuance of 325,000 shares of Common Stock to the owners of the former advisor. This acquisition has been accounted for using the purchase method. The purchase price, including related transaction costs, in excess of the fair market value of the net identifiable assets acquired, is approximately $5,554,000. This amount, recorded on the balance sheet as unamortized advisory contract costs, is being amortized using the straight-line method over 56 months.

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

          Total expenses increased $586,000 or 9% from $6,503,000 to $7,089,000 for the three-month period ended June 30, 1995 and $2,084,000 or 18% from $11,870,000 to $13,954,000 for the six-month period then ended. Of the increased expenses, $66,000 and $555,000 for the three-month and six-month periods, respectively, were attributable to the portfolio changes described in the preceding paragraph. Operations, maintenance and management increased $154,000 from $1,231,000 to $1,385,000 for the three-month period and $149,000 from $2,513,000 to $2,662,000 for the six-month period. Real estate taxes decreased $334,000 from $2,331,000 to $1,997,000 for the three-month period and decreased $187,000 from $4,192,000 to $4,005,000 for the six-month period. In the three-month period the portfolio changes resulted in a $131,000 decrease combined with a $113,000 decrease attributed to tax abatements at two of the Company's properties, a $63,000 decrease due to certain tenants paying the taxing authority directly in 1995 but not in 1994 and a decrease of $58,000 due to capitalized taxes in 1995. In the six-month period, the portfolio changes resulted in a $213,000 increase offset by $219,000 in tax reductions at two of the Company's properties due to tax abatements, $125,000 in tax expense reduction due to certain tenants paying the taxing authority directly in 1995 but not in 1994 and a decrease of $99,000 due to capitalized taxes in 1995. Mortgage and other interest increased $346,000 from $1,174,000 to $1,520,000 for the three-month period and $1,111,000 from $1,873,000 to $2,984,000 for the six-month period, primarily due to additional borrowings under the Company's bank line of credit to purchase Rivercrest and the assumption of $4,890,000 and $2,094,000 in mortgages in connection with the Westwind Plaza and St. Francis Plaza acquisitions, respectively, and in part due to higher generally prevailing interest rates. Depreciation and amortization increased $563,000 from $1,242,000 to $1,805,000 for the three-month period and increased $1,235,000 from $2,327,000 to $3,562,000 for the six-month period primarily due to the acquisition of properties as well as other capital improvements to the Company's properties and the amortization of the excess of the purchase price over the net assets acquired related to the Company's January 1995 acquisition of the REIT advisory business of the Company's former advisor; the Company is amortizing the excess amount at the rate of

$297,000 per quarter. The $143,000 decrease in administrative and general from $525,000 to $382,000 for the three-month period and $224,000 from $965,000 to $741,000 for the six-month period, primarily reflects savings from the Company's being self-administered in 1995.

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

          Funds from operations ("FFO") increased $207,000 or 6% from $3,236,000 to $3,443,000 for the three-month period ended June 30, 1995 and $620,000 or 10% from $6,415,000 to $7,035,000 for the six-month period then ended, over the comparable periods in 1994. The Company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to fund cash needs.

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

Date:  February 6, 1996
                                      Bradley Real Estate, Inc.
                                      -------------------------
                                            (Registrant)



                                   By: /s/ Irving E. Lingo, Jr.
                                      -------------------------
                                       Irving E. Lingo, Jr.
                                       Chief Financial Officer