Form 10-Q/A
period 1995-09-30
BRADLEY REAL ESTATE INC
filed 1996-02-06
CIK 13777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-Q/A-1*

       X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ----  Exchange Act of 1934


      For the quarterly period ended September 30, 1995 or
                                     ------------------

      ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

___________________

          * Part I, Items 1 and 2 of this report on Form 10-Q are hereby amended to provide in their entirety as set forth herein, as of the date of the original 10-Q.

PART 1  FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                                BALANCE SHEETS
                                --------------

                                                                    September 30,       December 31,
                        Assets                                          1995                1994
                        ------                                      -------------       ------------
                                                                     (UNAUDITED)
Real estate investments - at cost                                    $187,418,000       $177,939,000
Accumulated depreciation and amortization                              26,229,000         22,385,000
                                                                     ------------       ------------
Net real estate investments                                           161,189,000        155,554,000

Other assets:
  Cash                                                                    982,000            193,000
  Rents and other receivables, net of
    allowance for doubtful accounts of
    $632,000 for 1995 and $459,000 for 1994                             7,680,000          5,776,000
  Unamortized buyout of contract, net                                   4,670,000            -
  Deferred charges, net and prepaid expenses                            4,334,000          5,056,000
                                                                     ------------       ------------
                                                                     $178,855,000       $166,579,000
                                                                     ============       ============

     Liabilities and Stockholders' Equity
     ------------------------------------

Mortgage loans                                                        $24,867,000        $27,748,000

Line of credit                                                          9,800,000         39,000,000

Accounts payable and accrued expenses                                   8,033,000          5,252,000
                                                                     ------------       ------------
                                                                       42,700,000         72,000,000
                                                                     ------------       ------------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
      Authorized 20,000,000 shares; Issued
      and outstanding, 0 shares at September 30, 1995 and
      December 31, 1994;                                                  -                  -
  Shares of common stock, par value $.01 per share:
      Authorized 80,000,000 shares; Issued
      and outstanding, 11,226,624 at September 30, 1995 and
      8,197,054 at December 31, 1994.                                     112,000             82,000
  Shares of excess stock, par value $.01 per share:
      Authorized 50,000,000 shares;  Issued
      and outstanding, 0 shares at September 30, 1995 and
      December 31, 1994                                                   -                  -

Additional paid-in capital                                            148,360,000        103,251,000
Distributions in excess of accumulated
  earnings                                                            (12,317,000)        (8,754,000)
                                                                     ------------       ------------
                                                                      136,155,000         94,579,000
                                                                     ------------       ------------
                                                                     $178,855,000       $166,579,000
                                                                     ============       ============

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                             STATEMENTS OF INCOME
                             --------------------
                                  (unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                       ----------------------------       -----------------------------
                                                           1995             1994               1995             1994
                                                           ----             ----               ----             ----
Income:

  Rental income                                        $9,396,000        $8,538,000       $26,697,000       $24,467,000
  Other income                                             15,000            32,000           141,000            62,000
                                                       ----------        ----------       -----------       -----------
                                                        9,411,000         8,570,000        26,838,000        24,529,000
Expenses:

  Operations, maintenance and management                1,573,000         1,341,000         4,235,000         3,854,000
  Real estate taxes                                     2,375,000         2,112,000         6,380,000         6,304,000
  Mortgage and other interest                             843,000         1,227,000         3,826,000         3,100,000
  Depreciation and amortization                         1,851,000         1,365,000         5,413,000         3,692,000
  Administrative and general                              412,000           675,000         1,154,000         1,641,000
                                                       ----------        ----------       -----------       -----------
                                                        7,054,000         6,720,000        21,008,000        18,591,000
                                                       ----------        ----------       -----------       -----------

Net income                                             $2,357,000        $1,850,000        $5,830,000        $5,938,000
                                                       ==========        ==========        ==========        ==========

Per share data:

  Net income                                                $0.21             $0.23             $0.62             $0.72
                                                       ==========        ==========        ==========        ==========

Weighted average shares outstanding                    11,087,721         8,192,606         9,404,449         8,190,560
                                                       ==========        ==========        ==========        ==========

   The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                      ----------------------------------
                                                                            1995               1994
                                                                            ----               ----
Cash flows from operating activities:
  Net income                                                             $5,830,000         $5,938,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                       5,413,000          3,692,000

  Change in operating assets and liabilities:
    Increase in rents and other receivables                              (1,904,000)        (1,911,000)
    Increase in accounts payable and
      accrued expenses                                                    2,446,000          2,073,000
    (Increase) decrease in deferred charges                                  48,000         (2,591,000)
                                                                      ---------------    ---------------
  Net cash provided by operating activities                              11,833,000          7,201,000
                                                                      ---------------    ---------------
Cash flows from investing activities:
  Additions to real estate investments                                   (7,385,000)       (32,612,000)
  Increase in unamortized buyout of contract                               (649,000)            -
                                                                      ---------------    ---------------
  Net cash used by investing activities                                  (8,034,000)       (32,612,000)
                                                                      ---------------    ---------------

Cash flows from financing activities:
  Net borrowings under line of credit                                     3,400,000         33,700,000
  Net public offering proceeds                                           40,508,000             -
  Paydown line of credit with proceeds from offering                    (32,600,000)            -
  Payoff Westwind mortgages with proceeds from offering                  (4,712,000)            -
  Increase in accounts payable for construction                             335,000          1,393,000
  Distributions paid                                                     (9,393,000)        (7,863,000)
  Exercise of employee stock options                                        128,000             -
  Principal payments on mortgage loans                                     (263,000)          (165,000)
  Reorganization costs                                                     (617,000)            -
  Shares issued under dividend reinvestment plan                            204,000            115,000
                                                                      ---------------    ---------------
  Net cash provided (used) by financing activities                       (3,010,000)        27,180,000
                                                                      ---------------    ---------------

Net increase in cash                                                        789,000          1,769,000

Cash and cash equivalents:
  Beginning of period                                                       193,000            950,000
                                                                      ---------------    ---------------
  End of period                                                            $982,000         $2,719,000
                                                                      ===============    ===============

Supplementary Information:
  Income taxes paid                                                        $106,000            $39,000
  Interest paid, net of amount capitalized                               $3,812,000         $3,032,000

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

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 --------------------------------------------
                                  (unaudited)

                                                                                              Retained
                                                                                              Earnings
                                                                                           (Distributions
                                                                         Additional         in Excess of
                                                          Shares          Paid-In           Accumulated
                                                       at par value       Capital            Earnings)
                                                     ----------------  --------------    ------------------
Balance at December 31, 1994                              $82,000       $103,251,000        ($8,754,000)
  Net income                                                 -                -               1,835,000
  Cash distributions
    ($.33 per share)                                         -                -              (2,812,000)
  Dividend reinvestment participation                        -               119,000              -
  Shares issued in buyout of contract                       3,000          4,913,000              -
  Reorganization costs                                       -              (617,000)             -
                                                     ----------------  --------------    ------------------
Balance at March 31, 1995                                  85,000        107,666,000         (9,731,000)
  Net income                                                 -                -               1,638,000
  Cash distributions
    ($.33 per share)                                         -                -              (2,878,000)
  Dividend reinvestment participation                        -                39,000              -
  Shares issued to purchase property                        2,000          3,101,000              -
  Stock options exercised                                    -               128,000              -
                                                     ----------------  --------------    ------------------
Balance at June 30, 1995                                   87,000        110,934,000        (10,971,000)
  Net income                                                 -                -               2,357,000
  Cash distributions
    ($.33 per share)                                         -                -              (3,703,000)
  Dividend reinvestment participation                        -                46,000              -
  Issuance of shares net of offering
  costs of $2,595,000                                      25,000         37,380,000              -
                                                     ----------------  --------------    ------------------
Balance at September 30, 1995                            $112,000       $148,360,000       ($12,317,000)
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

NOTE 3 - UNAMORTIZED BUYOUT OF CONTRACT

In January 1995, the Company acquired the REIT advisory business of its former advisor thereby enabling the Company to become a self-administered REIT. This transaction involved the Company's issuance of 325,000 shares of Common Stock to the owners of the former advisor. This acquisition has been accounted for using the purchase method. The purchase price, including related transaction costs, in excess of the fair market value of the net identifiable assets acquired, is approximately $5,565,000. This amount, recorded on the balance sheet as unamortized advisory contract costs, is being amortized using the straight-line method over 56 months.

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

          Depreciation and amortization increased $486,000 from $1,365,000 to $1,851,000 for the three-month period and increased $1,721,000 from $3,692,000 to $5,413,000 for the nine-month period primarily due to the acquisition of properties, other capital improvements to the Company's properties and to the amortization of the excess of the purchase price over the net assets acquired related to the Company's January 1995 acquisition of the REIT advisory business of the Company's former advisor; the Company is amortizing the excess amount at the rate of $299,000 per quarter. The $263,000 decrease in administrative and general from $675,000 to $412,000 for the three-month period and $487,000 from $1,641,000 to $1,154,000 for the nine-month period, primarily reflects savings from the Company being self-administered in 1995.

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


Changes in Financial Condition
------------------------------

          As a qualified REIT, the Company distributes a substantial portion of its cash flow to its stockholders in the form of dividends. The Company funds these distributions primarily from operating cash flows, although its revolving line of credit may also be used. Net cash flows provided by operating activities increased to $11,833,000 during the first nine months of 1995 from $7,201,000 during the comparable 1994 period, while distributions (treated as a charge to cash flows from financing activities in the Company's financial statements) were $9,393,000 in 1995 compared with $7,863,000 in 1994.

          Funds from operations ("FFO") increased $993,000 or 31% from $3,215,000 to $4,208,000 for the three-month period ended September 30, 1995 and increased $1,613,000 or 17% from $9,630,000 to $11,243,000 for the nine-month period then ended, over the comparable periods in 1994. The Company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which gives effect to non-cash items such as depreciation.

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

Date:  February 6, 1996
                                          Bradley Real Estate, Inc.
                                          -------------------------
                                               (Registrant)



                                     By:  /s/ Irving E. Lingo, Jr.
                                          ------------------------
                                          Irving E. Lingo, Jr.
                                          Chief Financial Officer