Form 10-K
period 1995-12-31
BRADLEY REAL ESTATE INC
filed 1996-03-29
CIK 13777

                SECURITIES AND EXCHANGE COMMISSION         Exhibit Index
                            Washington, D.C. 20549         on Page

                                    FORM 10-K

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                         Commission File Number 1-10328

                            BRADLEY REAL ESTATE, INC.
                            -------------------------
            (Exact name of Registrant as specified in its charter)

                   Maryland                         04-6034603
                   --------                         ----------
      (State of Organization)     (I.R.S. Employer Identification No.)

        699 Boylston Street, Boston, Massachusetts               02116
        ------------------------------------------               -----
       (Address of Principal Executive Offices) (ZIP Code)

       Registrant's telephone number, including area code (617) 867-4200

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class         Name of each exchange on which registered
  -------------------         -----------------------------------------
     Common Stock                               New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) been subject to such filing requirements for the past 90 days. Yes /X/ , No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of 18,608,895 Shares of Common Stock believed to be held by non-affiliates of the registrant based upon the $14.875 closing price for such Shares on the New York Stock Exchange on March 21, 1996: $276,807,213.

     Approximate number of Shares outstanding as of March 21, 1996: 18,658,515

DOCUMENTS INCORPORATED BY REFERENCE

     Registrant expects to file no later than April 1, 1996 its definitive Proxy Statement for the 1996 Annual Meeting of Stockholders and hereby incorporates by reference portions of said Proxy Statement into Part III hereof.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

     Bradley Real Estate, Inc. (the "Company") is one of the nation's oldest continuously qualified real estate investment trusts ("REIT") under the Internal Revenue Code. The Company focuses on the ownership and operation of community shopping centers, primarily in the Midwestern and, to a lesser extent, the Northeastern regions of the United States. Bradley's objective is to enhance the operating performance and value of its portfolio through renovations, expansion and leasing strategies designed to meet the needs of an evolving retail marketplace. The Company also seeks to create value through the acquisition of properties which can benefit from the Company's expertise in shopping center management, renovation and expansion. At December 31, 1995, the Company owned 17 properties consisting of approximately 3.0 million square feet of rentable retail space.

     Originally organized in 1961 as a Massachusetts business trust under the name Bradley Real Estate Trust and externally advised by an outside advisor, in October 1994 the Company reorganized as a Maryland corporation and in January 1995 acquired the REIT advisory business of the external advisor. The acquisition resulted in the termination of an advisory arrangement extending through August 1999, and permitted the Company to become self-administered. In January 1995, the Company also brought in-house the property management and leasing operations of a significant number of its properties by hiring the management team previously employed by an independent firm that had managed the Company's Minnesota properties.

     On October 30, 1995, the Company entered into a merger agreement to acquire Tucker Properties Corporation ("Tucker"), a REIT whose properties also consist primarily of community shopping centers located in the Midwestern United States. The merger closed on March 15, 1996, and as a result, the Company presently owns 31 properties aggregating approximately 7.4 million square feet of rentable space in 11 states.

     During 1995, the Company focused its efforts towards three strategic objectives: to continue managing its existing properties to compete successfully in a challenging retail environment, to increase its equity base and to continue its growth through opportunistic acquisitions.

     Despite a competitive retail climate, the properties owned by the Company at December 31, 1995 were at a 93% occupancy rate. During 1995, the Company negotiated 234,000 square feet of new and renewed leases, representing 7.6% of the aggregate portfolio, of which 189,000 square feet were new leases. The most significant tenant additions during the year were two new anchor tenants, Barnes & Noble Superstore and HomePlace, at the expanded and modernized Har Mar Mall in Roseville, Minnesota. The Company also expanded Sun Ray Center in St. Paul, Minnesota, completing construction of 6,000 square feet of new space for two new tenants, Boston Market and Bruegger's Bagels. During 1995 and going forward, the Company continues to work on leasing and expansion at Burning
Tree Plaza in Duluth, Minnesota, and filling a significant vacancy at Westview Center in Hanover Park, Illinois.

     The Company effected issuances of 182,500 shares in April 1995, the proceeds of which were applied to the cash portion of the purchase price of a small shopping center in

Santa Fe, New Mexico acquired from a family partnership controlled by William
D. Sanders, and of 2,500,000 shares in July 1995 in an underwritten public offering whose proceeds were used to pay-down debt. The resulting reduction in the Company's percentage of debt to total market capitalization to less than 20% after the offering positioned the Company to consider further acquisitions of properties or portfolios of properties.

     During 1995, management of the Company considered several possible acquisitions of additional retail properties, although only the acquisition of the Santa Fe property was completed during the year, as management focused on the extensive investigation and planning activities and negotiations involved in the Tucker transaction that culminated with the execution of a merger agreement with Tucker on October 30, 1995. The Company believes that the acquisition of Tucker, which closed in March 1996, represents the purchase of a solid Midwest community shopping center portfolio at a favorable yield, adds to the Company's near-term earnings outlook and affords it greater opportunities to expand top-line growth through future acquisitions. Strategically, the acquisition increases the Company's operating efficiencies, substantially increases market capitalization and the number of the Company's outstanding shares, thereby enhancing share liquidity, and significantly diversifies the Company's property and tenant base. The acquisition does, however, also significantly increase the Company's percentage of debt to total market capitalization, to approximately 44%, and results in the acquisition of some properties with future tenancy and operating challenges that the Company believes are more than offset by the advantages of the transaction. The background, advantages, challenges and other considerations of the Tucker acquisition were set forth in detail in the Company's February 15, 1996 proxy statement for the special meeting of stockholders of the Company held on March 14, 1996 to consider the acquisition (the "Merger Proxy Statement"). Following approval by the stockholders of the Company at that meeting (and by the stockholders of Tucker at a separate meeting on the same day), the acquisition was completed on March 15, 1996, with the issuance by the Company of 7,428,202 shares of its common stock valued at $13.96 per share, in cancellation of all outstanding Tucker shares, payment of certain transaction costs and the assumption of all of Tucker's liabilities.

     Tucker held title to its properties through two partnerships; eight properties through Tucker Operating Limited Partnership ("TOP"), in which Tucker had a 95.9% general partnership interest, and six properties through Tucker Financing Partnership ("TFP"), a general partnership of which TOP owned 99% and a wholly-owned Tucker corporate subsidiary owned the remaining 1%. The properties owned by TFP secure a $100 million mortgage note due in September 2000 issued by TFP (the "Tucker REMIC Note"). Upon the acquisition of Tucker, the Company succeeded to Tucker's interest in TOP and the wholly-owned Tucker corporate subsidiary, and the name "Bradley" was substituted for "Tucker" in each subsidiary and partnership. A diagram of the resulting structure appears at page 31 of the Merger Proxy Statement.

     Concurrently with the Tucker acquisition, on March 15, 1996 the Company entered into a new $150 million unsecured revolving credit facility with The First National Bank of Boston. The line bears interest at the lower of the bank's base rate or 1.75% over LIBOR. The rates available under the line become more favorable in the event the Company meets certain loan to value tests or receives an investment grade unsecured debt rating. In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the facility is available for the acquisition, development, renovation and expansion of new and existing properties (including but not limited to capital improvements, tenant improvements and leasing commissions), and for other working capital purposes. The new line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time to a percentage of the Company's Consolidated Market Value as defined, and provides for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company believes that such covenants will not adversely affect the Company's business or the operation of its properties.

     The Company continues to evaluate a number of additional acquisition opportunities, as management believes that conditions remain favorable for the acquisition of additional shopping center properties. Such acquisitions may be effected through exchanges for existing properties, exchanges for limited partnership interests in the newly acquired operating partnership or for newly issued shares of the Company's common stock, joint ventures and similar arrangements, as well as for cash under the line of credit or other funds which may be raised through private or public issuances of debt or equity depending upon market conditions and the Company's capital situation at the time.

     At December 31, 1995, the Company had 16 employees. Following the acquisition of Tucker, the Company presently has approximately 75 employees. Most of the new employees are property management personnel who will continue to manage the properties acquired from Tucker; no member of Tucker's former senior management is an employee of the Company.

The Company's Properties
------------------------

     Management believes the Company's portfolio is made up primarily of well-established, strategically located shopping centers, in suburban communities near major metropolitan areas. The Company's shopping centers have good visibility and access from major traffic arteries.


     The following table and notes describe the Company's properties as of
December 31, 1995:
                                                                                                                 BASE LEASE
                                               RENTABLE     PERCENT LEASED AT                                      OPTION
                                     YEAR       SQUARE        DECEMBER 31                               SQUARE   EXPIRATION
SHOPPING CENTERS                   ACQUIRED      FEET       1995      1994      MAJOR TENANT(S)          FEET      DATE
----------------------------------------------------------------------------------------------------------------------------
Har Mar Mall(2)(19)                  1992       428,000      86%       90%      HomePlace                53,000    2011/2026
Roseville, Minnesota                                                            Barnes & Noble           44,856    2010/2025
                                                                                Marshalls                34,858    1998/2013
                                                                                T.J.Maxx                 25,025    1998/2008
                                                                                General Cinema           22,252    2001/2021
                                                                                General Cinema           19,950    2000/2010
                                                                                Michaels Stores          17,907    2003/2018
----------------------------------------------------------------------------------------------------------------------------
Sun Ray Shopping Center(3)           1961       254,000      97%       97%      J.C. Penney              40,451    1999/2009
St. Paul, Minnesota                                                             Marshalls                26,256    2005/2020
                                                                                T.J. Maxx                23,955    2000/2005
                                                                                Kowalski's               23,218    2000/2010
                                                                                Michaels Stores          18,127    2004/2019
----------------------------------------------------------------------------------------------------------------------------
Terrace Mall(4)                      1993       140,000      92%       90%      Rainbow Foods            59,232    2013/2033
Robbinsdale, Minnesota                                                          North Memorial           32,000    1999/2004
----------------------------------------------------------------------------------------------------------------------------
Richfield Hub Shopping Center(5)     1988       138,000      97%       96%      Marshalls                26,785    2003/2008
Richfield, Minnesota                                                            Michaels Stores          24,235    1999/2014
----------------------------------------------------------------------------------------------------------------------------
Westwind Plaza(6)                    1994        88,000      96%      100%      Northern Hydraulics      18,165    2002/2012
Minnetonka, Minnesota
----------------------------------------------------------------------------------------------------------------------------
Burning Tree Plaza(7)                1993       110,000     100%       98%      T.J. Maxx                30,000    2004/2019
Duluth, Minnesota                                                               Best Buy                 28,000    1999/2014
                                                                                Northwest Fabrics        17,682    1999/2004
----------------------------------------------------------------------------------------------------------------------------
Hub West Shopping Center(8)          1991        77,000     100%      100%      Rainbow Foods            50,817    2012/2017
Richfield, Minnesota                                                            U.S. Swim & Fitness      26,185    2001/2003
----------------------------------------------------------------------------------------------------------------------------
White Bear Hills(9)                  1993        67,000     100%      100%      Gateway Foods            45,679    2011/2021
White Bear Lake, Minnesota
----------------------------------------------------------------------------------------------------------------------------
Rivercrest Center(10)(19)            1994       429,000     100%      100%      Omni Foods               87,937    2011/2031
Crestwood, Illinois                                                             Venture                  79,903    2012/2032
                                                                                Sears Roebuck and Co.    55,000    2001/2011
                                                                                T.J. Maxx                34,425    2004/2019
                                                                                PETsMART                 31,639    2009/2030
                                                                                Best Buy                 25,000    2008/2023
                                                                                Office Max               24,000    2007/2017
                                                                                Hollywood Park           15,000    2000/2005
----------------------------------------------------------------------------------------------------------------------------
Westview Center(11)(19)              1993       326,000      78%       81%      Cub Foods                67,163    2009/2029
Hanover Park, Illinois                                                          Marshalls                34,302    2004/2019
----------------------------------------------------------------------------------------------------------------------------
Crossroads Center(12)                1992       242,000      93%       99%      K-Mart (ground lease)    96,268    2001/2020
Fairview Heights, Illinois                                                      T.J. Maxx                25,200    1998/2013
----------------------------------------------------------------------------------------------------------------------------
Grandview Plaza(13)                  1971       314,000      98%       97%      Home Quarters            84,611    2013/2033
Florissant, Missouri                                                            Schnucks                 68,025    2011/2026
                                                                                J.C. Penney               63,892     1996
                                                                                Walgreens                15,984      2043
----------------------------------------------------------------------------------------------------------------------------
St. Francis Plaza(14)                1995        30,000     100%       N/A      Walgreens                14,950      2043
Santa Fe, New Mexico                                                            Wild Oats                14,850    2006/2066
----------------------------------------------------------------------------------------------------------------------------
Hood Commons(15)                     1973       216,000      97%       98%      Shaw's                   58,258    2013/2033
Derry, New Hampshire                                                            Ames                     50,000    2000/2005
                                                                                Decelle                  26,353    1999/2014
----------------------------------------------------------------------------------------------------------------------------
Augusta Plaza(16)                    1971       152,000      89%       89%      K-Mart                   85,808    1997/2012
Augusta, Maine
----------------------------------------------------------------------------------------------------------------------------
RETAIL/OFFICE BUILDING
----------------------
585 Boylston Street(17)              1961        22,000      98%      100%      CVS Pharmacy              7,582    2001/2016
Boston, MA
----------------------------------------------------------------------------------------------------------------------------
GROUND LEASE
------------
501-529 Nicollet Ave.(18)            1969        51,000     100%      100%      Brookfield               51,000    2086
Minneapolis, MN
----------------------------------------------------------------------------------------------------------------------------


(1) Major tenants are defined as tenants occupying 15,000 square feet or greater of the rentable square footage with the exception of 585 Boylston Street and St. Francis Plaza. In some cases, the named tenant occupies the premises as a sublessee. The Company views "anchor" tenants as a subset of the major tenants at each property, generally consisting of those tenants which also represent more than 15% of the property's rentable square footage.

(2) At Har Mar, the lease to HomePlace provides current minimum annual rent of $584,592 upon rent commencement at the completion of tenant fit up which occurred in the first quarter of 1996. The lease to Barnes & Noble provides for current minimum annual rent of $641,628 upon rent commencement at the completion of tenant fit up which occurred in the third quarter of 1995. The lease to Marshalls provides for current minimum annual rent of $155,400. The lease to T. J. Maxx provides current minimum annual rent of $168,920. The 22,252 square foot lease to General Cinema provides current minimum annual rent of $201,000 and the 19,950 square foot lease to General Cinema provides current minimum annual rent of $17,100. The lease to Michaels Stores provides current minimum annual rent of $111,919. There are four tenants, occupying an aggregate of 11,606 square feet, which are tenants-at-will. In 1996 three leases for 4,906 square feet will expire. The Company expects that the majority of these leases will be renewed.

(3) At Sun Ray, the lease to J.C. Penney expires in 1999, with the tenant having the option to terminate upon 12 months' notice, and provides current minimum annual rent of $146,812. The lease to Marshalls provides current minimum annual rent of $182,000. The lease to T.J. Maxx provides current minimum annual rent of $162,968. The lease to Kowalski's provides current minimum annual rent of $58,045. The lease to Michaels Stores provides current minimum annual rent of $109,728. There are four tenants, occupying an aggregate of 8,810 square feet, which are tenants-at-will. In 1996, six leases for 29,451 square feet will expire. The Company expects that the majority of these leases will be renewed.

(4) At Terrace, the lease to Rainbow Foods provides current minimum annual rent of $444,240. North Memorial Medical Center's lease provides current minimum annual rent of $180,012. There are no leases expiring in 1996.

(5) At Richfield Hub, the lease to Marshalls provides current minimum annual rent of $174,103. The lease to Michaels Stores provides current minimum annual rent of $121,175. There are six tenants, occupying an aggregate of 6,335 square feet, which are tenants-at-will. In 1996, four leases totaling 6,940 square feet will expire. The Company expects that the majority of these leases will be renewed.

(6) At Westwind the lease to Northern Hydraulics provides current minimum annual rent of $109,898. In 1996, five leases for 12,200 square feet, will expire. The Company expects the majority of these leases to be renewed.

(7) At Burning Tree, the T.J. Maxx lease provides $225,000 in current minimum annual rent. The lease to Best Buy provides $182,000 in current minimum annual rent. The lease to Northwest Fabrics provides current minimum annual rent of $88,410. There is one tenant, occupying 1,181 square feet, which is a tenant-at-will. In 1996, one lease for 5,935 square feet will expire.

(8) At Hub West, which is adjacent to Richfield Hub, the lease to Rainbow Foods provides current minimum annual rent of $464,976. The lease to U. S. Swim & Fitness provides current minimum annual rent of $325,117. None of the present lease agreements are scheduled to expire until 1999.

(9) At White Bear Hills, the Gateway Foods lease provides current minimum annual rent of $239,815. In 1996, three leases for 3,626 square feet will expire.

(10) At Rivercrest, the lease to Omni Foods provides current minimum annual rent of $678,873. The lease to Venture provides current minimum annual rent of $299,636. The lease to Sears Roebuck and Co. provides current minimum annual rent of $261,250. The lease to T.J. Maxx provides current minimum annual rent of $275,400. The lease to PETsMART provides current minimum annual rent of $256,593. The lease to Best Buy provides current minimum annual rent of $168,750. The lease to OfficeMax provides current minimum annual rent of $192,000. The lease to Hollywood Park provides current minimum annual rent of $131,698. One tenant occupying 6,390 square feet is a tenant-at-will. In 1996, four leases for 16,137 square feet will expire. The Company expects the majority of these leases will be renewed.

(11) At Westview, the lease to Cub Foods provides current minimum annual rent of $513,125. The lease to Marshalls provides current minimum annual rent of $257,265. One tenant occupying 1,800 square feet is a tenant-at-will. In 1996, two leases for 3,400 square feet will expire. The Company does not expect these leases to be renewed.

(12) At Crossroads Center, the lease to K-Mart is a ground lease that provides current minimum annual rent of $38,000. The lease to T.J. Maxx provides current minimum annual rent of $163,800. In 1996, two leases for 5,880 square feet will expire, one which the Company believes will be renewed.

(13) At Grandview Plaza, the lease to Home Quarters Warehouse provides $676,888 in current minimum annual rent. The Schnucks lease provides current minimum annual rent of $509,903. The lease to J.C. Penney provides $365,487 in current minimum annual rent and expires in 1998; however the tenant has exercised its option to accelerate the expiration of the lease term to March 1996. The lease to Walgreens provides current minimum annual rent of $181,255. One tenant occupying 2,000 square feet is a tenant-at-will. In 1996, seven leases for 80,181 square feet will expire. The Company expects the majority of these leases will be renewed.

(14) St. Francis Plaza was purchased in April 1995 for $5.2 million. The lease to Walgreens provides current minimum annual rent of $149,500. The lease to Wild Oats provides current minimum annual rent of $207,500. There are no leases expiring until 2006.

(15) At Hood Commons, the lease to Shaw's provides current minimum annual rent of $466,064. The lease to Ames provides current minimum annual rent of $113,880. The lease to Decelle provides current minimum annual rent of $210,824. There are four tenants occupying an aggregate of 6,785 square feet, which are tenants-at-will. In 1996, five leases aggregating 8,647 square feet will expire. The Company expects the majority of these leases to be renewed.

(16) At Augusta Plaza, the lease to K-mart provides current minimum annual rent of $162,792. One tenant occupying 8,222 square feet is a tenant-at-will. In 1996, five leases for 12,080 square feet will expire. The Company expects the majority of these leases will be renewed.

(17) At 585 Boylston Street, the lease to CVS Pharmacy provides current minimum annual rent of $434,000.

(18) At 501-529 Nicollet Avenue, the unsubordinated ground lease of 51,000 square feet of land to Brookfield Development (California), Inc. is for a 99-year term that commenced in 1987. This lease provides for stepped minimum rents over its term, with the actual cash paid in each year through 1993 being $800,000, in 1994 being $950,000, in 1995 being
     $990,000 and thereafter increasing by $40,000 each year through 1998 and by $50,000 each year through 2003, following which minimum rent reverts to $1,100,000 annually for all subsequent years. Under the "leveling" method of averaging contractual minimum rent payments over the life of the lease, the minimum annual rent recognized as income by the Company for financial reporting purposes each year is $1,089,000. The ground tenant has constructed an approximately 670,000 square foot mixed-use retail and office tower, known as Dain Bosworth Plaza, on the site. Major tenants of the building include Neiman Marcus, Dain Bosworth and Marquette Bank.

(19) Har Mar Mall, Westview Center, and Rivercrest each represented 10% or more of the historic book value of the Company's total assets at December 31, 1995 or accounted for 10% or more of the Company's gross revenues in 1995. The following tables set forth certain supplemental information with respect to these properties to the extent that such information is available to the Company:


a. Percentage occupied at December 31 for the last five years:
                         Har Mar      Westview      Rivercrest
                         -------      --------      ----------
          1995             86%           74%           100%
          1994             79%           81%           100%
          1993             83%           95%             *
          1992             86%            *              *
          1991              *             *              *

* Information not available prior to acquisition by the Company


b. The average effective annual rentals per square foot for 1995, 1994, and 1993 were as follows:

                       Har Mar      Westview      Rivercrest
          1995         $13.12        $14.65         $12.71
          1994         $15.51        $17.50         $14.77
          1993         $14.88        $15.88           *

* Information not available prior to acquisition by the Company


c. Leases in effect at December 31, 1995 expiring over each of the next ten years, assuming no tenants exercise renewal options:

                                  Har Mar Mall
                                  ------------

                          No. of         Square            Annual
                          Leases         Feet           Minimum Rent
                          ------         -----          ------------
        1996                 3            4,906           $ 64,191
        1997                 8           35,881            258,096
        1998                10           84,186            554,621
        1999                 4           19,935            188,456
        2000                10           40,749            240,050
        2001                 5           29,248            321,228
        2002                 1            2,015             16,120
        2003                 4           21,840            193,700
        2004                 2            9,319            106,170
        2005                 2            4,516             85,912


                           Rivercrest Shopping Center
                           --------------------------

                          No. of         Square            Annual
                          Leases         Feet           Minimum Rent
                          ------         -----          ------------
        1996                  4          16,137           $169,407
        1997                  3           9,900            157,048
        1998                  3           4,497             76,262
        1999                  -               -                  -
        2000                  2          16,977            192,682
        2001                  4          78,500            477,500
        2002                  3          11,952            147,258
        2003                  -               -                  -
        2004                  2          37,398            328,289
        2005                  -               -                  -

                                 Westview Center
                                 ---------------

                          No. of         Square            Annual
                          Leases         Feet           Minimum Rent
                          ------         -----          ------------
        1996                  2           3,400            $ 56,200
        1997                  -               -                   -
        1998                  4          13,371             217,080
        1999                  2          16,500             166,500
        2000                  6          32,422             402,980
        2001                  5          11,085             224,932
        2002                  -               -                   -
        2003                  1           6,490              94,395
        2004                  1          34,302             274,416
        2005                  5          44,432             509,480


     Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1995 for the properties included in the portfolio at December 31, 1995 and the number of leases that will expire, the square feet covered by such leases and the current minimum annual rent under such expiring leases for the next ten years are as follows:

                                                       Leases Expiring
                                           -----------------------------------------
    Year Ending           Minimum           Number                        Minimum
    December 31         Future Rents       of Leases    Square Feet     Future Rents
    -----------         ------------       ---------    -----------     ------------
        1996             $23,178,000          48          191,070         $1,733,443
        1997              21,637,000          53          254,103          1,882,249
        1998              19,595,000          36          181,320          1,611,322
        1999              17,734,000          39          302,569          2,419,197
        2000              15,950,000          44          266,467          2,034,196
        2001              13,932,000          24          290,017          2,357,818
        2002              12,618,000           9           43,834            424,894
        2003              12,039,000           9           73,115            672,361
        2004              11,010,000          11          146,410          1,303,010
        2005               9,870,000          12           85,194            924,754



     The following table and notes describe the properties acquired upon the acquisition of Tucker on March 15, 1996:

                                                      PERCENT                                                 BASE LEASE/
                              YEAR     RENTABLE       LEASED AT                                     SQUARE       OPTION
     SHOPPING CENTERS      ACQUIRED(1) SQUARE FEET   DEC. 31, 1995    MAJOR TENANTS (2)              FEET    EXPIRATION DATE
     ----------------      --------    -----------   -------------    -------------                 ------   ---------------

ILLINOIS
Commons of Chicago Ridge      1988       286,000       76%            T.J. Maxx                     25,082     1998/2008
Chicago Ridge, Illinois                                               Marshalls                     27,000     1999/2014
                                                                      Office Depot                  27,680     2002/2012
                                                                      Cineplex Odeon                25,000     2008/2018
                                                                      Michaels Stores               17,550     1999/2004
------------------------------------------------------------------------------------------------------------------------
Chicago Ridge Annex           1995        42,000       53%            Pep Boys                      22,354     2015/2035
Chicago Ridge, Illinois
------------------------------------------------------------------------------------------------------------------------
Commons of Crystal Lake*      1993       269,000(3)    98%            Jewel/Osco                    59,804     2007/2042
Crystal Lake, Illinois                                                Handy Andy                    68,800       2018
                                                                      Venture                       81,338       2006
                                                                      (not owned)
------------------------------------------------------------------------------------------------------------------------
Heritage Square*              1992       212,000      100%            Montgomery Ward              111,016     2013/2033
Naperville, Illinois                                                  Circuit City                  28,351     2009/2024
                                                                      Stroud's                      26,703     2003/2013
------------------------------------------------------------------------------------------------------------------------
Meadows Town Mall             1988       382,000       81%            T.J. Maxx                     24,000     1999/2009
Rolling Meadows, Illinois                                             Waccamaw                     108,000     1999/2009
                                                                      Elek-Tek                      32,000     2001/2011
                                                                      Women's Club                  20,478     1998/2008
------------------------------------------------------------------------------------------------------------------------
Sheridan Village*             1990       301,000       97%            Bergner's Dept.              162,852     2006/2021
Peoria, Illinois                                                      Cohen Furniture               16,600       2007
------------------------------------------------------------------------------------------------------------------------
High Point Centre             1993       240,000      100%            Cub Foods                     62,000     2008/2033
Lombard, Illinois                                                     T.J. Maxx                     25,200     1998/2013
                                                                      Office Depot                  36,416     2003/2013
                                                                      Macfrugal's                   17,040     2006/2016
------------------------------------------------------------------------------------------------------------------------
Rollins Crossing              1995        62,000(4)   100%            Sears Hardware                21,083     2005/2020
Round Lake Beach, Illinois                                            Super K-Mart                 190,000       2033
                                                                      (not owned)
------------------------------------------------------------------------------------------------------------------------
INDIANA
Speedway SuperCenter*         1993       530,000       98%            Kohl's                        75,000     1999/2019
Speedway, Indiana                                                     Kroger                        59,515     2013/2043
                                                                      Sears Roebuck & Co.           30,825     2004/2024
                                                                      Old Navy                      15,000     2005/2010
                                                                      Kittles                       25,320     2000/2010
                                                                      PETsMART                      21,781     2002/2012
                                                                      Factory Card Outlet           16,675     2003/2013
                                                                      Lindo Super Spa               16,589     2000/2010
------------------------------------------------------------------------------------------------------------------------
The Village                   1993       355,000       97%            J.C. Penney                   60,600     1999/2004
Gary, Indiana                                                         Goldblatt's                   55,000     2000/2005
                                                                      McCrory's                     24,500     1998/2003
                                                                      Jacobsens                     22,896       1996
                                                                      Post-Tribune Publishing       19,246       1996
                                                                      Indiana Employment            18,050     1996/2000
------------------------------------------------------------------------------------------------------------------------


                                                       PERCENT LEASED                                         BASE LEASE/
                               YEAR     RENTABLE           AT                                       SQUARE      OPTION
      SHOPPING CENTERS       ACQUIRED  SQUARE FEET     DEC. 31, 1995       MAJOR TENANTS(1)          FEET   EXPIRATION DATE
      ----------------       --------  -----------     -------------       ----------------         ------  ---------------
Washington Lawndale Commons*   1992     333,000             99%            Target                   83,110     2005/2025
Evansville, Indiana                                                        Sears Homelife           34,527     2003/2018
                                                                           Allied Sporting Goods    20,285     1997/2012
                                                                           Kuester's                40,857       1996
                                                                           Jo-Ann Fabrics           15,262     2003/2013
                                                                           Books-A-Million          20,515     2002/2008
------------------------------------------------------------------------------------------------------------------------
TENNESSEE
Williamson Square              1993     335,000             96%            Wal-Mart                117,493     2008/2038
Franklin, Tennessee                                                        Kroger                   63,986     2008/2038
                                                                           Carmike Cinemas          29,000       2008
------------------------------------------------------------------------------------------------------------------------
WISCONSIN
Mequon Pavilions               1994     212,000             98%            Kohl's Food Emporium     45,697     2010/2050
Mequon, Wisconsin                                                          Furniture Clearance      19,900       1997
------------------------------------------------------------------------------------------------------------------------
KENTUCKY
StonyBrook Center              1991     136,000             96%            Kroger                   79,625     2021/2046
Louisville, Kentucky
------------------------------------------------------------------------------------------------------------------------
RETAIL/OFFICE BUILDINGS
One North State*               1990     640,000             95%            First Chicago           296,782       2003
Chicago, Illinois                                                          Arthur Andersen         126,533     2003/2013 (5)
                                                                           T.J. Maxx                77,675     2001/2011
                                                                           Filene's Basement        50,000     2002/2012
                                                                           Int'l Academy of Design  27,270     2003/2008
------------------------------------------------------------------------------------------------------------------------

  * This property is included in the blanket mortgage securing the $100 million Tucker REMIC Note due in year 2000.

(1) The year acquired is the year in which the property was acquired by Tucker or by a predecessor business that transferred the property to Tucker at the time of Tucker's initial public offering in 1993.

(2) Major tenants are defined as tenants occupying 15,000 square feet or more of the rentable square feet.

(3) The amount of rentable square feet at Commons of Crystal Lake does not include approximately 81,000 square feet which is owned by an insurance company and leased to Venture.

(4) The amount of rentable square feet at Rollins Crossing does not include approximately 190,000 square feet which is owned by K-Mart Corp.

(5) This tenant has the right exercisable on or before April 1, 1996 to terminate its lease effective as of April 1, 1998 upon payment of a $1.8 million cancellation fee. The tenant has indicated it will move out of the space prior to the expiration of the lease but has not yet advised the Company whether or not it will exercise its early termination rights.

Tenant Mix and Leases
---------------------

     As evidenced by the foregoing tables of the Company and Tucker, the Company's tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Such tenants tend to be stable performers in both good and bad economic times. As of March 15, 1996, fourteen of the Company's shopping centers are anchored by supermarkets, most of which are leading grocery chains in their respective markets. No tenant included in the Company's portfolio of properties on December 31, 1995 accounted for 10% or more of the Company's rental income in 1995. Including the properties acquired from Tucker, no single tenant accounts for as much as 6% of pro forma base rental revenue and only two tenants account for more than 2.5% of such revenue.

     The terms of the Company's outstanding retail leases vary from tenancies at will to 50 years. Major tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease. By contrast, smaller shop leases are typically negotiated for three to five year terms. The longer term of the major tenant leases serves to protect the Company against significant vacancies and to assure the presence of strong tenants who draw consumers to the Company's centers. The shorter term of the smaller shop leases allows the Company to adjust rental rates for non-major store space on a regular basis and upgrade the overall tenant mix.

     Leases to major tenants tend to provide lower minimum rents per square foot than smaller shop leases. At December 31, 1995, major tenant leases for properties included in the portfolio at December 31, 1995 provided an average annual minimum rent of $6.29 per square foot, compared with non-major tenant leases which provided an average annual minimum rent of $10.37. In general, the Company believes that minimum rental rates for anchor tenant leases entered into several years ago are below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Risk Factors
------------

General
-------

     As in every business, there are risk factors that face the Company and its operations. Certain risk factors involve the nature of the Company's industry - real estate operations. Others are unique to the Company, some arising from or in connection with the Company's recent acquisition of Tucker (the "Merger"). By setting forth below some of the factors that could cause the actual results of the Company's operations or plans to differ materially from the Company's expectations as set forth in statements in this Report or elsewhere that may be considered to be "forward-looking statements," the Company seeks to avail itself of the "safe harbor" provided in the recently enacted Private Securities Litigation Reform Act.

Substantial Debt Obligations and Term of Debt
---------------------------------------------

     The Company's obligations for borrowed money immediately after giving effect to the Merger aggregate approximately $221 million as compared to $39.4 million at December 31, 1995. The ratio of debt to Total Market Capitalization of the Surviving Company is approximately 44% as compared to 20% at December 31, 1995. This increase in the Company's leverage and its ratio of debt to Total Market Capitalization could increase the risk of default under its indebtedness. Failure to pay the debt obligations when due could result in the Company losing its interest in the properties collateralizing such obligations.

     The Company believes that the ratio of debt to Total Market Capitalization is an important factor to consider in evaluating a REIT's debt level because this ratio is one indicator of a company's ability to borrow funds. The Company believes that using the ratio of debt to book value of assets is not as reliable an indicator of a REIT's debt level because the book value of a REIT's assets indicates only the depreciated value of the REIT's property without consideration of the market value of such assets at a particular point in time. The use of the ratio of debt to Total Market Capitalization of a company is more variable than the book value because it is dependent on the current stock price of a company. Accordingly, there can be no assurance that the use of the ratio of debt to Total Market Capitalization in evaluating the Company's debt level will adequately protect it from being too highly leveraged.

     In particular, the maturity in September 2000 of the $100 million Tucker REMIC Note secured by various of the properties acquired from Tucker may increase the Company's risk of default on its indebtedness. Prior to the date hereof, the Company has been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. There can be no assurance that the Company will continue to be able to repay or to refinance its indebtedness relating to the Tucker REMIC Note or any of its other indebtedness on commercially reasonable or any other terms.

     The Company's debt obligations subject to floating interest rates immediately after the Merger aggregate approximately $95.5 million at a weighted average interest rate of approximately 7.2% per annum as compared to $14.6 million at a weighted average interest rate of approximately 7.6% per annum for the Company at December 31, 1995. To the extent the Company's exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect the Company's net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions it can make to its stockholders.

     The Company's new line of credit requires the Company to maintain interest rate protection, at a rate satisfactory to the lead lender, with respect to $100 million of indebtedness. The Company has entered into an interest rate protection agreement with The First National Bank of Boston (the "Bank"), with respect to $40 million of indebtedness, whereby the Bank will reimburse the Company the amount by which the then applicable three month LIBOR rate, exceeds the then applicable cap rate per the agreement (currently 9.25%). The Company intends to enter into an interest rate swap and/or cap agreement with the Bank with respect to the remaining $60 million required to be hedged, thereby fixing the interest rate on the amount subject to the swap agreement over the two year term of the line of credit agreement. There can be no assurance that these interest rate protection provisions will be effective.

     The foregoing risks associated with the debt obligations of the Company may adversely affect the market price of the Company's Common Stock and may inhibit the Company's ability to raise capital and issue equity in both the public and private markets.

Restrictions on Ability of the Company to Dispose of Properties
---------------------------------------------------------------

     Pursuant to the terms of the Indenture ("Tucker REMIC Indenture") governing the Tucker REMIC Note, prior to October 1997 principal payments on the Tucker REMIC Note cannot be made and the properties collateralizing the Tucker REMIC Note cannot be sold. If the Company wishes either to prepay all or part of the $100 million principal of the Tucker REMIC Note or to sell any of the properties collateralizing the Tucker REMIC Note after such date, the Company will incur significant prepayment penalties. The prepayment of principal of the Tucker REMIC Note requires an additional payment of the greater of either (i) 1% of the amount of principal being prepaid or (ii) the product of (A) the difference between the outstanding principal balance of the Tucker REMIC Note before prepayment and the present value of all remaining interest and principal payments thereon and (B) the amount of principal being prepaid divided by the outstanding principal balance of the Tucker REMIC Note. After October 1997, in order to release any of the properties collateralizing the Tucker REMIC Note from the lien so that such properties may be sold, the Tucker REMIC Indenture requires that certain additional conditions be met, including that (i) the aggregate amount of principal repaid on the Tucker REMIC Note equal at least 125% of the amount of principal allocated to the property to be released and
(ii) certain debt service coverage ratios continue to be satisfied.

     Pursuant to the terms of the amended partnership agreement relating to the operating partnership that holds title to several of the properties acquired from Tucker (the "Operating Partnership"), for a period of 24 months after the Merger, the Company, as the general partner of the Operating Partnership, may not elect to dissolve the Operating Partnership or sell all or substantially all of the assets of the Operating Partnership without the consent of a majority in interest of the limited partners, except in connection with a merger or other business combination of the Company. Thus the Company is restricted from disposing of all or substantially all of the properties held by the Operating Partnership.

Real Estate Investment Considerations
-------------------------------------

  Dependence on Midwestern Region and Retail Industry
  ---------------------------------------------------

     The substantial majority of the Company's properties are located in the Midwestern region of the United States and such properties consist predominantly of community shopping centers. The Company's performance therefore is linked to economic conditions in the Midwest and in the market for retail space generally. The market for retail space has been adversely affected by the ongoing consolidation in the retail sector, the adverse financial condition of certain large companies in this sector and the excess amount of retail space in certain markets. To the extent that these conditions impact the market rents for retail space, they could result in a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Company can make to its stockholders.

     In addition, the Company predominantly owns and operates retail shopping centers catering to retail tenants. To the extent that the investing public has a negative perception of the retail sector, the value of shares of common stock of the Company may be negatively impacted, thereby resulting in such shares trading at a discount below the inherent value of the assets of the Company as a whole.

  Financial Condition and Bankruptcy of Tenants
  ---------------------------------------------

     Since substantially all of the Company's and Tucker's income has been, and substantially all of the Company's income will continue to be, derived from rental income from retail shopping centers, the Company's net income, FFO and cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations to the Company or if the Company were unable to lease on economically favorable terms a significant amount of space in its shopping centers. In addition, in the event of default by a tenant, the Company may experience delays and incur substantial costs in enforcing its rights as landlord.

     At any time, a tenant of the Company's properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of the tenant lease. Such an event could cause a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Company can make to its stockholders. No assurance can be given that any present tenant which has filed for bankruptcy protection will continue making payments under its lease or that any tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will continue to make rental payments in a timely manner. In addition, a tenant may, from time to time, experience a downturn in its business, which may weaken its financial condition and result in a reduction or failure to make rental payments when due. If a lessee or sublessee defaults in its obligations to the Company, the Company may experience delays in enforcing its right as lessor or sublessor and may incur substantial costs and experience significant delays associated with protecting its investment, including costs incurred in renovating and releasing the property.

  Potential Negative Effect of One North State Property
  -----------------------------------------------------

     On a pro forma combined basis, for the year ended December 31, 1995, more than 10% of the total revenue of the Company and Tucker was derived from rents and expense reimbursements from tenants of Tucker's One North State property, which is a "mixed use" property located in downtown Chicago. The total charges currently being paid by certain of this property's tenants may be in excess of current market rates. The leases of these tenants begin to expire in 2001. One office tenant, however, has the option exercisable on or before April 1, 1996 to terminate its lease, effective as of April 1, 1998, upon payment of a $1.8 million cancellation fee. This tenant has indicated that it will move out of this space prior to the expiration of its lease, but has not yet advised the Company whether or not it will exercise its early termination right. Pursuant to the terms of the Tucker REMIC Indenture, this termination fee is required to be paid into a reserve account which can be used, for among other things, to pay for tenant alterations, leasing commissions and other lease inducements directly related to this space. Any unused amount of this reserve account must be used to repay the principal amounts owed under the Tucker REMIC Note. The inability of the Company to lease such property, or a significant reduction in the amount of rent and expense reimbursements paid by the tenants of such property, could have an adverse impact on the operating results of the Company.

  Vacancies and Lease Renewals
  ----------------------------

     The descriptions above of the properties owned by the Company at December 31, 1995 recite the number of leases expiring during 1996 and management's expectations as to how many tenants are likely to renew their leases. Some lease expirations provide the Company with the opportunity to increase rentals or to hold the space available for a stronger long-term tenancy. In other cases, there may be no immediately foreseeable strong tenancy for space, and the space may remain vacant for a longer period than anticipated or may be able to be re-leased only at less favorable rents. In such situations, the Company may be subject to competitive and economic conditions over which it has no control. The Company's underwriting and negotiation of the terms of the Tucker acquisition took into consideration anticipated lease expirations and possible resulting vacancies at One North State and the other Tucker properties. There is, however, no assurances that the effects of possible vacancies or lease renewals at such properties, or at the Company's previously owned properties, may not reduce the rental income, net income, FFO and funds available for distribution below levels anticipated by the Company.

Possible Environmental Liabilities
----------------------------------

     Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of the Company's properties, including those acquired from Tucker, have been subjected to Phase I or similar environmental audits (which involve inspection without soil sampling or ground water analysis) by independent environmental consultants. Except as described below, these environmental audit reports have not revealed any potential significant environmental liability, nor is management aware of any environmental liability with respect to the properties that it believes would have a material adverse effect on the Company's business, assets or results of operations. No assurance can be given that existing environmental studies with respect to the properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to the Company.

     Phase II site assessments of the Commons of Chicago Ridge property acquired from Tucker have disclosed the presence of contaminants in fill material and soil at the property that could be associated with the property's former use as a landfill and as the former site of an asphalt plant and storage tanks for petroleum products (which storage tanks have been removed from the property), but not at such levels as would require reporting to environmental agencies. These Phase II site assessments also disclosed the presence in groundwater of contaminants similar to those detected in the soil samples. Environmental assessments of the property have also detected methane gas, probably associated with the former use of the property as landfill. A regular maintenance program was implemented by Tucker and is being continued by the Company to control the migration and effect of the methane gas. There can be no assurance that an environmental regulatory agency such as the Illinois Environmental Protection Agency will not in the future require further investigation to determine the source and vertical and horizontal extent of the contamination. If any such investigation is required and confirms the existence of contaminants at the levels disclosed in the Phase II site assessments, it is possible that the relevant agency could require the Company to take action to address the contamination, which action could range from ongoing monitoring to remediation of the contamination. Based on the information currently available, management does not believe that the cost of responding to such contamination would be material to the Company.

     In connection with the execution of the merger agreement relating to the acquisition of Tucker, the Company and certain individuals who had previously provided a limited indemnity to Tucker for environmental liabilities at Commons of Chicago Ridge (the "Individuals") have agreed to share the cost of having an outside consultant conduct a new Phase II investigation of the soil and groundwater of the property and to prepare a report recommending what action the Company should take with respect to such matters. It is anticipated that this outside consultant will be engaged shortly. In the event that the Company decides to implement any of the recommendations of such consultant (the "Recommended Work"), the Individuals have agreed to pay fifty percent of the costs of the Recommended Work, with the Individuals' aggregate liability for the Recommended Work limited to a maximum of $200,000. The Individuals have also agreed to indemnify the Company and its subsidiaries and affiliates against all claims, losses, costs and expenses incurred by such parties arising out of any administrative, regulatory or judicial action, suit, investigation or proceeding in connection with any applicable environmental health or safety law regarding hazardous substances, materials, wastes or petroleum products, or any common law right of action regarding such substances, materials, wastes or products, whether brought by a governmental or regulatory authority by a third party, that is initiated on or before October 4, 2003 with respect to conditions or acts at the Commons of Chicago Ridge which existed prior to October 4, 1993. In connection with this indemnification obligation, the Company has agreed to keep the Individuals reasonably informed of various activities relating to the property and to consult with the Individuals with respect to any potential claims, settlements and remediation which could trigger the indemnification obligations of the Individuals. There is no assurance that the Individuals will be in a position to honor their indemnity obligations or that the liabilities may not exceed the limit of their indemnity obligations. Regardless of such indemnification, based on the information currently available, management of the Company does not believe that the environmental liabilities and expenses relating to the Commons of Chicago Ridge property would have a material effect on the liquidity, financial condition or operating results of the Company.

Insurance
---------

     The Company carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability which the Company deems adequate to insure against liability claims and provide for cost of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts the Company estimates to be adequate to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Currently, the Company also insures the properties for loss caused by earthquake or flood in the aggregate amount of $10 million per occurrence. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, the Company has made the determination that the risk of loss due to earthquake and flood does not justify the cost to increase coverage limits any further under current market conditions. Should the availability and pricing of this coverage become more cost advantageous, management would re-evaluate its position.

Competition
-----------

     All of the properties owned by the Company are located in developed areas. There are numerous other retail properties and real estate companies within the market area of each such property which compete with the Company for tenants and development and acquisition opportunities. The number of competitive retail properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent space at the properties and the amount of rents currently charged and (ii) development and acquisition opportunities. The Company competes for tenants and acquisitions with others who have greater resources than the Company.

Adverse Consequence of Failure to Qualify as a REIT and Other Tax Risks
-----------------------------------------------------------------------

     The Company believes that it (including its predecessor, Bradley Real Estate Trust) has operated in a manner that permits it to qualify as a REIT under the Code for each taxable year since its formation in 1961. Although management of the Company believes that the Company is organized and is operating in such a manner, no assurance can be given that the Company will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Company's control. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources and the Company must make distributions to stockholders aggregating annually at 95% of its REIT taxable income (excluding net capital gains). In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Company, however, is not aware of any currently pending tax legislation that would adversely affect its ability to continue to operate as a REIT.

     If the Company fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, it will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of the Company available for investment or distribution to stockholders because of the additional tax liability for the year or years involved. In addition, distribution would no longer be required to be made. To the extent that distributions to stockholders would have been made in anticipation of the Company's qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under certain debt obligations of the Company.

     Tucker represented to the Company that, since its formation, it also operated so as to qualify as a REIT under the Code up to the time of the Merger. If Tucker failed to qualify as a REIT in any year in which it elected so to qualify and consequently becomes liable to pay taxes as a regular non-REIT corporation, the liabilities of Tucker that the Company assumed in the Merger would include such tax liability. Moreover, if it were subsequently determined that Tucker had earnings and profits as determined for federal income tax purposes (notwithstanding the requirement in the Merger Agreement that Tucker distribute all earnings and profits prior to the Merger and the Company management's belief that such distributions were in fact made) or if former stockholders of Tucker acquired 50% or more in value of the shares of the Company's Common Stock as a result of or following the Merger, Tucker's failure to qualify as a REIT could disqualify the Company as a REIT.

     The Company's acquisition of Tucker's general partner interest in the Operating Partnership and Tucker's indirect interests in certain subsidiary partnerships of the Operating Partnership involve special tax considerations, including the qualification of each such partnership as a "partnership" for federal income tax purposes, which also could impact the Company's ability to qualify as a REIT following the Merger. The Company believes that its operations and those of all such subsidiaries are such as not to result in the Company's failure to continue to meet all requirements for qualification as a REIT. However, there is no assurance that the Company has qualified or will qualify as a REIT for any year until the period of limitations has expired for a challenge to such qualification by the Internal Revenue Service.

ITEM 2.  PROPERTIES
         ----------

     The properties of the Company are described under Item 1 and, with respect to properties owned at December 31, 1995, in Note 2 of the Notes to Financial Statements contained in this Report.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
         -----------------------------------------------

   No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

   On March 14, 1996, a Special Meeting of Stockholders of the Company approved the merger of Tucker Properties Corporation with and into the Company and the Agreement and Plan of Merger dated October 30, 1995, all as described in the Merger Proxy Statement, by the following vote:

                For                               7,599,486
                Against                             365,927
                Abstain                              42,141
                Broker non-votes                         0
                (Shares entitled to vote)        11,230,313

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

     The Company's by-laws provide that the officers of the Company shall be a President, a Treasurer, a Secretary and such other officers as are elected or appointed by the Directors. Each officer holds office at the pleasure of the Directors. The Directors have determined that the following officers are executive officers of the Company within the meaning of Rule 3b-7 under the Securities Exchange Act:

    President and Chief Executive Officer -. Thomas P. D'Arcy, age 36, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

     Executive Vice President - Richard L. Heuer, age 43, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies, the independent property management Company that was managing the Company's Minnesota properties.

   Executive Vice President - E. Paul Dunn, age 49, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

     Senior Vice President - Marianne Dunn, age 36, was named Senior Vice President of the Company in September 1995, having served as Vice President of Bradley since 1993 and as Investment Manager since 1990. Prior to joining the Company, Ms. Dunn was employed by a lending institution as an Assistant Treasurer in the Consumer Lending Department.

     Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 44, has held this position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust.

None of the Officers or Directors of the Company is related to any other Officer or Director of the Company. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

                                     PART II
                                     -------

ITEM  5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER
          ----------------------------------------------------------
          MATTERS
          -------

     The Company's Common Stock has traded on the NYSE (symbol "BTR") since
October 18, 1994 and before that dated traded for many years on the American
Stock Exchange. The share prices set forth below reflect a doubling of the actual sales prices on the American Stock Exchange through October 17, 1994, as a result of reverse stock split in October 1994, and the actual sales prices on the New York Stock Exchange commencing October 18, 1994. The ranges of high and low prices reported on such exchanges during 1994 and 1995 were:

Quarter Ended          High       Low              Quarter Ended         High         Low
-------------          ----       ---              -------------         ----         ---
March 1994             $18 3/4    $16 3/4          March 1995           $16 3/4      $14 7/8
June 1994               19 1/4     16 3/4          June 1995             16 3/8       15
September 1994          17 3/4     14 1/2          September 1995        16 7/8       15 3/8
December 1994           15 3/4     13 5/8          December 1995         16 1/4       13 1/8

     The closing sale price on the NYSE on March 21, 1996 was $14 7/8. At December 31, 1995 there were approximately 622 holders of record of the Company's shares.

    Dividends (adjusted for the one-for-two reverse stock split in 1994) have been paid by the Company during the past two full years as follows:

Payment                     Per Share             Payment         Per Share
-------                     ---------             -------         ---------
March 31, 1994                $.32                March 31, 1995      $.33
June 30, 1994                  .32                June 30, 1995        .33
September 30, 1994             .32                September 29, 1995   .33
December 30, 1994              .33                December 29, 1995    .33

     The Company has determined that approximately 16% and 26% of the distributions paid in 1995 and 1994, respectively, were non-taxable returns of capital to shareholders.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
                                                                             YEARS ENDING DECEMBER 31,
                                                      -------------------------------------------------------------
                                                            1995        1994         1993         1992         1991
                                                            ----        ----         ----         ----         ----
                                                                  (Thousands of dollars, except per share data)
Rental income                                         $   36,405  $   32,875   $   22,875   $   11,839   $   10,352

Other income                                                 167         112          594          308          202

Expenses                                                  28,141      25,343       17,934       11,360        9,850
                                                      -------------------------------------------------------------
Income before gain on sale of property                     8,431       7,644        5,535          787          704

Gain on sale of property                                       -         983            -            -            -

Net income                                            $    8,431  $    8,627   $    5,535   $      787   $      704
                                                      =============================================================

Total assets at end of year                           $  180,545  $  166,579   $  127,931   $   93,326   $   50,345
                                                      -------------------------------------------------------------
Mortgage and bank loans payable at end of year        $   39,394  $   66,748   $   29,317   $   44,085   $   40,685
                                                      -------------------------------------------------------------

Per share:

Net income                                            $     0.85  $     1.05   $     0.82   $     0.40   $     0.38

Distributions                                         $     1.32  $     1.29   $     1.22   $     1.20   $     1.20

Weighted average shares outstanding                    9,863,767   8,191,831    6,715,813    1,972,054    1,898,284

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
-------------------------------------------------------------------------------

GENERAL
-------

        The Company is one of the nation's oldest continuously qualified real estate investment trusts ("REIT") under the Internal Revenue Code. The Company focuses on the ownership and operation of community shopping centers, primarily in the Midwestern and the Northeastern regions of the United States. Bradley's objective is to enhance the operating performance and value of its portfolio through renovations, expansion and leasing strategies designed to meet the needs of an evolving retail marketplace. The Company also seeks to create value through the acquisition of properties which can benefit from the Company's expertise in shopping center management, renovation and expansion. The
Company's properties consisted of approximately 3.0 million square feet of rentable retail space at December 31, 1995.

        Originally organized in 1961 as a Massachusetts business trust under the name Bradley Real Estate Trust and externally advised by an outside advisor, in October 1994, the Company reorganized as a Maryland corporation and in January 1995 acquired the REIT advisory business of the external advisor. The acquisition resulted in the termination of an advisory arrangement extending through August 1999, and permitted the Company to become self-administered. In January 1995, the Company also brought in-house the property management and leasing operations of a significant number of its properties by hiring the management team previously employed by an independent firm that had managed the Company's Minnesota properties.

        On October 30, 1995, the Company entered into a merger agreement to acquire Tucker Properties Corporation ("Tucker"), a REIT whose properties also consist primarily of community shopping centers located in the Midwestern United States. The merger closed on March 15, 1996 and as a result, the Company presently owns 31 properties aggregating approximately 7.4 million square feet of rentable space in 11 states.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        During 1995, the Company spent approximately $11,466,000 on property acquisitions and capital improvements. Of that amount, approximately $5,300,000 was spent on property acquisitions, approximately $5,073,000 on tenant specific capital improvements and approximately $1,093,000 for other property improvements.

        At December 31, 1995, the Company had commitments of approximately $515,000 for tenant specific capital improvements.

        On January 31, 1995, the Company completed the acquisition of the real estate investment trust advisory business of its former advisor, thus enabling the Company to become self-administered. The acquisition was completed through the issuance of 325,000 shares of common stock to the owners of the former advisor.

        In April 1995, the Company acquired St. Francis Plaza, a 29,800 square foot community shopping center in Santa Fe, New Mexico for approximately $5,261,000. The purchase was financed by the assumption of $2,094,000 in debt and the cash proceeds from the issuance of 182,500 shares of common stock.

        The Company has used its secured bank line of credit to fund expenditures for property acquisitions and capital improvements. Interest under the line was at the lower of the lead bank's base rate or 1.875% over LIBOR. During 1995, the weighted average rate was 8.0%. Approximately $50,400,000 was available under the aggregate $65,000,000 line of credit at December 31, 1995. Effective March 15, 1996, the Company's line of credit was renegotiated in conjunction with the merger of the Company and Tucker, discussed below, to an aggregate $150,000,000.


        In December 1994, the Company filed a "shelf" registration statement with the Securities and Exchange Commission to register $125,000,000 of common stock, preferred stock, debt securities, warrants, rights, or units of the foregoing securities that the Company may issue through underwriters or in privately negotiated transactions from time to time.

        In July 1995, the Company completed an offering under the shelf registration of 2,500,000 common shares at a price of $16 per share. Net proceeds from the offering were approximately $37,405,000 of which $32,600,000 was used to pay-down the line of credit, $4,712,000 was used to pay-off the non-recourse mortgages assumed in 1994 upon the purchase of Westwind Plaza, and the balance used for general business purposes.


        On March 15, 1996, the Company closed the merger acquisition of Tucker after approval by the stockholders of the two companies. The acquisition was completed through the issuance of 7,428,202 common shares of the Company valued at $13.96 per share in exchange for 100% of the outstanding shares of Tucker, the payment of certain transaction costs and the assumption of all of Tuckers' liabilities. The acquisition was structured as a tax-free transaction, and is being treated as a purchase for financial reporting purposes. The Company has succeeded to Tucker's interest in two partnerships which hold title to all of the former Tucker properties, and as a result now owns some of its 31 properties directly and the others through the two partnerships (now renamed Bradley Operating Limited Partnership and Bradley Financing Partnership). The Company has in excess of a 95% general partner interest in each partnership.

        In conjunction with the merger, on March 15, 1996, the Company entered into a new $150,000,000 unsecured revolving credit facility with The First National Bank of Boston. The line bears interest at the lower of the bank's base rate or 1.75% over LIBOR. The rates available under the line become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade unsecured debt rating. In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the facility is available for the acquisition, development, renovation and expansion of new and existing properties (including, but not limited to, capital improvements, tenant improvements and leasing commissions), and for other working capital purposes.

        The Company's new line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time to a percentage of the Company's Consolidated Market Value as defined, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company believes that such covenants will not adversely affect the Company's business or the operation of its properties.

        The Company has entered into an agreement with Brookfield Development, Inc., the current ground lessee, regarding the proposed sale by the Company of its interest in 501-529 Nicollet Avenue, Minneapolis, Minnesota. The sale price, subject to standard closing adjustments, is $12,900,000. If consummated, the sale would result in a gain for financial reporting purposes of approximately $9,182,000 and approximately $10,800,000 for federal income tax purposes. For federal income tax purposes, however, the Company intends to structure the transaction as a "like-kind" exchange. In that regard, the Company intends to identify Brookdale Square Shopping Center, a 185,000 square foot community shopping center located in Brooklyn, Minnesota ("Brookdale") as the replacement property in the exchange. The purchase price for Brookdale, subject to standard closing adjustments, is $8,750,000. To the extent that sales proceeds from 501-529 Nicollet Avenue exceed the purchase price of Brookdale, the Company intends to apply such excess to the line of credit. The Company expects to close these transactions by March 31, 1996.

        While the acquisition of Tucker results in the Company's assumption of substantial additional indebtedness, the Company anticipates that the additional revenues from the former Tucker properties will be sufficient to service such debt as well as to cover the operating expenses of such properties and to make distributions with respect to the additional shares of the Company issued to the former Tucker stockholders. $100,000,000 of Tucker mortgage debt assumed is represented by a REMIC note that matures September, 2000. The Company believes that the properties securing the REMIC note and other mortgage debt have sufficient current value to permit the refinancing of such debt upon maturity, although there can be no assurance that property values or refinancing terms at the time of maturity will be favorable. In general, a goal of management is to receive an investment grade rating from one or more national rating agencies that will increase the Company's financial flexibility by permitting the Company to issue fixed-rate unsecured debt on favorable terms.

        The Company funds operating expenses and distributions primarily from operating cash flows, although the line of credit may also be used for these purposes. Net cash flows provided by operating activities increased to $12,733,000 during 1995, from $10,877,000 in 1994 and $6,532,000 in 1993.
Distributions (treated as a charge to cash flows from financing activities in the Company's financial statements) were $13,098,000 in 1995, $10,568,000 in 1994 and $8,285,000 in 1993.

        Funds from operations ("FFO") increased $2,958,000 or 23% during 1995 from $12,790,000 in 1994 to $15,748,000 in 1995. FFO increased by $3,691,000 or
41% during 1994, from $9,099,000 in 1993. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow basis, as opposed to a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation and amortization. FFO, as defined by the National Association of Real Estate Investment Trusts and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to fund cash needs.

        The Company believes that improving its financial flexibility will position the Company for future growth, allowing it to take advantage of acquisition, renovation and expansion opportunities. The Company continues to evaluate prospective acquisitions of individual properties and entire portfolios. To fund potential acquisitions, the Company may issue securities under the multi-security "shelf" registration referred to above either to the public or in privately negotiated transactions. The Company may also acquire properties through the direct issuance of securities of the Company or, via its Operating Partnership, through the issuance of limited partnership units in the Operating Partnership. The Company also expects that it will make further tax-deferred "like-kind" exchanges of existing mature properties for properties with more growth potential. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions. Finally, the Company may borrow under its line of credit to provide the initial funds for acquisitions (and, potentially, renovations and expansions), with such borrowings being subsequently repaid from the proceeds of further equity or debt offerings, depending upon market conditions at the time.

RESULTS OF OPERATIONS
---------------------

1995 Compared to 1994
---------------------

        Rental income increased $3,530,000 or 11% from $32,875,000 in 1994 to $36,405,000 in 1995. Approximately $3,594,000 of this increase was due to the effect of the acquisitions of Westwind Plaza and Rivercrest Center in 1994 and St. Francis Plaza in 1995. These increases were partially offset by the effect of the sale of Spruce Tree Centre in late 1994. Rental income from Har Mar Mall increased approximately $598,000 while rental income from Burning Tree Plaza increased approximately $260,000 from the prior year. Income at Har Mar increased primarily due to the signing of leases with Barnes & Noble and HomePlace. The increase at Burning Tree is substantially attributed to the expansion of T.J. Maxx.

        Other income increased $55,000 or 49% from $112,000 in 1994 to $167,000 in 1995. This increase was primarily due to an increase in interest income, resulting from the temporary investment of the July 1995 offering proceeds.

        Total expenses increased $2,798,000 or 11% from $25,343,000 in 1994 to $28,141,000 in 1995. Operations, maintenance and management expense increased $543,000 during 1995 (from $5,315,000 to $5,858,000), due primarily to an increase in operating expenses of $295,000 at Rivercrest, $285,000 at Har Mar Mall and $269,000 at Westview Center, partially offset by the sale of Spruce Tree Centre.

        Real estate tax expense increased $656,000 during 1995 (from $8,070,000 to $8,726,000); $375,000 of the increase was due to the change in properties in the Company's portfolio. The remaining increase of $281,000 was due to tax increases at all of the properties, most notably the Illinois properties, with the exception of Har Mar Mall, which had a $355,000 reduction in real estate taxes following negotiation of abatements.

        Mortgage and other interest expenses increased $181,000 during 1995, from $4,524,000 in 1994 to $4,705,000. Approximately $270,000 of this increase was due to mortgages on St. Francis Plaza and Westwind Plaza, partially offset by a decrease in interest expense on the line of credit ($63,000) due to a decrease in the average debt balance, and an increase in capitalized interest. The average interest rate on outstanding borrowings under the line of credit increased from 7.1% in 1994 to 8.0% in 1995.

        Depreciation and amortization expense increased from $5,146,000 in 1994 to $7,317,000 in 1995. Of this $2,171,000 increase, $1,193,000 was related to amortizing the cost of the purchase of the advisory business of the Company's former external advisor, consummated in January 1995; $300,000 of the increase was due to changes in the Company's real estate holdings; and the balance of the increase was due to real estate improvements.

        Administrative and general expenses decreased $753,000 in 1995, from $2,288,000 in 1994 to $1,535,000 in 1995. This decrease primarily reflects savings associated with the Company becoming self-administered following the purchase of the advisory business of the former advisor in January 1995.

        The acquisition of Westwind Plaza for approximately $7,500,000 was effected in a tax-deferred exchange following the sale of Spruce Tree Centre for $2,750,000, which resulted in a gain on sale of property of $983,000 recognized in 1994.

        The aggregate result for 1995 was a $196,000 or 2% decrease in net income from $8,627,000 ($1.05 per share) to $8,431,000 ($.85 per share). In
1994, income before the gain on sale of property was $7,644,000 ($.93 per share), compared with $8,431,000 in 1995, ($.85 per share). Per share amounts reflect weighted-average shares outstanding of 9,863,767 in 1995 and 8,191,831 in 1994, the increased number of shares primarily reflecting the 2,500,000 share public offering completed in July 1995.

1994 Compared to 1993
---------------------

        Rental income increased $10,000,000 or 44% from $22,875,000 in 1993 to $32,875,000 in 1994. The increase was primarily attributable to the acquisitions of Terrace Mall, in May 1993; Westview Center and Burning Tree Plaza, in July 1993; White Bear Hills, in December 1993; Rivercrest Center, in March 1994 and Westwind Plaza, in November 1994. These increases were partially offset by the effect of the sale of Spruce Tree Centre in November 1994.

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

        Total expenses increased $7,409,000 or 41% from $17,934,000 in 1993 to $25,343,000 in 1994 due primarily to increases in the following expenses which were attributable to the addition of properties to the Company's portfolio referred to above: (i) operations, maintenance and management expenses increased $1,584,000 from $3,731,000 to $5,315,000, (ii) real estate taxes increased $2,298,000 from $5,772,000 to $8,070,000, and (iii) depreciation and amortization increased $1,582,000 from $3,564,000 to $5,146,000. Mortgage and other interest increased $1,577,000 or 54% from $2,947,000 in 1993 to $4,524,000 in 1994 primarily due to higher outstanding borrowings and higher prevailing rates of interest paid under the revolving line of credit, offset by lower outstanding mortgage debt in 1994 as a result of an aggregate of $20,500,000 being paid during 1993 on the Hood Commons and Grandview construction loans, which loans carried an average rate in excess of that on the 1994 borrowings under the line of credit. Administrative and general expenses increased $368,000 or 19% from $1,920,000 in 1993 to $2,288,000 in 1994 reflecting both increased advisory fees to the then external advisor resulting from the expanded portfolio and increased costs for shareholder services resulting from public offerings in late-1992 and mid-1993.

        The acquisition of Westwind Plaza for approximately $7,500,000 was effected in a tax-deferred exchange following the sale of Spruce Tree Centre for $2,750,000, which resulted in a gain of approximately $983,000.

        The aggregate result for 1994 was a $3,092,000 or 56% increase in net income from $5,535,000 ($.82 per share) in 1993 to $8,627,000 ($1.05 per share)
in 1994. Before the gain on sale of property, net income in 1994 would have been $7,644,000 ($.93 per share), an increase of 38%. Per share amounts reflect weighted-average shares outstanding of 6,715,813 for 1993 and 8,191,831 for 1994. Share and per share amounts have been adjusted for the one-for-two reverse stock split effected October 17, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     See the Financial Statements and Schedule including the Index thereto, immediately following the signature page to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

     Not applicable.

                                    PART III
                                    --------

     Registrant plans to provide information required for ITEMS 10 through 13 in its definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

(1) and (2) The Financial Statements and Schedules required by Item 8 are listed in the Index to Financial Statements and Schedules following the signatures to this report.

(3) The following exhibits (listed according to the exhibit index set forth in the instructions to Item 601) of Regulation S-K, are a part of this report.

Exhibit No.    Description
----------     -----------

   3.1         Articles of Amendment and Restatement of
               Bradley Real Estate, Inc., incorporated
               by reference to Exhibit 3.1 of the
               Company's Current Report on Form 8-K
               dated October 17, 1994.*

   3.2         Articles of Merger between Bradley Real
               Estate Trust and Bradley Real Estate,
               Inc., incorporated by reference to
               Exhibit 3.2 of the Company's Current
               Report on Form 8-K dated October 17, 1994.*

   3.3         Articles of Merger between Tucker
               Properties Corporation and Bradley Real
               Estate, Inc.**

   3.4         By-laws of Bradley Real Estate, Inc.,
               incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form
               8-K dated October 17, 1994.*

   4.1         Form of stock certificate for shares of
               Common Stock of Bradley Real Estate,
               Inc., incorporated by reference to
               Exhibit 4.1 of the Company's Current
               Report on Form 8-K dated October 17, 1994.*

Exhibit No.    Description
----------     -----------

  10.1         Amended and Restated Agreement of Limited
               Partnership of Bradley Operating Limited
               Partnership in the form executed on March 15, 1996, incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated
               November 3, 1995.*

  10.2         Revolving Credit Agreement dated as of March 15,
               1996 by and among the Company, Bradley Operating
               Limited Partnership and The First National Bank of Boston.**

  10.3 Indenture dated as of June 1, 1994 between Tucker Financing Partnership (name changed March 15, 1996 to Bradley Financing Partnership) and Bankers Trust Company of California, N.A. relating to 7.30% Mortgage Notes due September 30, 2000.**

  10.4 1993 Stock Option and Incentive Plan, as amended and restated on March 13, 1996, incorporated by reference to Appendix A to the Company's Proxy
               Statement for its 1996 Annual Meeting of
               Stockholders.*

  21.1         Subsidiaries of the Company.**

  23.1         Consent of KPMG Peat Marwick LLP (regarding Form
               S-3 and Form S-8 Registration Statements).**

  27.1         Financial Data Schedule.**

------------------
      *  Previously filed.
      ** Filed herewith.

     (b) REPORT ON FORM 8-K. The Company filed a Form 8-K report on November 3, 1995 reporting in Items 5 and 7 the execution of the Agreement and Plan of Merger dated October 30, 1995 with Tucker Properties Corporation.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of section 13 of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 1996.

                    BRADLEY REAL ESTATE, INC.

                 by: /s/ Thomas P. D'Arcy
                     -------------------------------
                         Thomas P. D'Arcy, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/  Thomas P. D'Arcy                                                 March 25, 1996
          ----------------------------------------------------------------
               Thomas P. D'Arcy, President, CEO and Director

          /s/  Irving E. Lingo, Jr.                                             March 25, 1996
          ----------------------------------------------------------------
               Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

          /s/  Stephen G. Kasnet                                                March 25, 1996
          ----------------------------------------------------------------
               Stephen G. Kasnet, Director

          /s/  W. Nicholas Thorndike                                            March 25, 1996
          ----------------------------------------------------------------
               W. Nicholas Thorndike, Director


          ----------------------------------------------------------------
               William L. Brown, Director

          /s/  Paul G. Kirk, Jr.                                                 March 25, 1996
          ----------------------------------------------------------------
               Paul G. Kirk, Jr., Director

          /s/  John B. Hynes III                                                March 25, 1996
          ----------------------------------------------------------------
               John B. Hynes III, Director

          /s/  Joseph E. Hakim                                                  March 25, 1996
          ----------------------------------------------------------------
               Joseph E. Hakim, Director


          ----------------------------------------------------------------
               A. Robert Towbin, Director


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                        PAGE

Report of Independent Auditors for the years ended                      F-2
   December 31, 1995, 1994 and 1993

Financial Statements:

   Balance Sheets - December 31, 1995 and 1994                          F-3

   For the years ended December 31, 1995, 1994 and 1993:

      Statements of Income                                              F-4

      Statements of Cash Flows                                          F-5

      Statements of Changes in Stockholders' Equity                     F-6

      Notes to Financial Statements                                     F-7

Schedule:

   Schedule III - Real Estate and Accumulated Depreciation              F-16




     All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Directors and Stockholders of
Bradley Real Estate, Inc.:

We have audited the accompanying balance sheets of Bradley Real Estate, Inc. (formerly Bradley Real Estate Trust) as of December 31, 1995 and 1994 and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradley Real Estate, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Boston, Massachusetts
February 19, 1996, except for note 10, which is as of March 15, 1996

                           BRADLEY REAL ESTATE, INC.

                          ---------------------------
                          B A L A N C E   S H E E T S
                          ---------------------------

-----------------------------------------------------------------------------------------------------------
                                                                               DECEMBER 31,    December 31,
                                                                                   1995             1994
-----------------------------------------------------------------------------------------------------------
ASSETS
Real estate investments - at cost ...........................................  $189,405,000    $177,939,000
Accumulated depreciation and amortization ...................................    27,591,000      22,385,000
-----------------------------------------------------------------------------------------------------------
Net real estate investments .................................................   161,814,000     155,554,000

Other assets:
  Cash ......................................................................       697,000         193,000
  Rents and other receivables net of allowance
    for doubtful accounts of $711,000 in 1995
    and $459,000 for 1994 ...................................................     8,671,000       5,776,000
  Unamortized buyout of contract, net .......................................     4,372,000              --
  Deferred charges, net and other assets ....................................     4,991,000       5,056,000
-----------------------------------------------------------------------------------------------------------
                                                                               $180,545,000    $166,579,000
===========================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Mortgage loans ..............................................................  $ 24,794,000    $ 27,748,000
Line of credit ..............................................................    14,600,000      39,000,000
Accounts payable and accrued expenses .......................................     6,053,000       5,252,000
-----------------------------------------------------------------------------------------------------------
                                                                                 45,447,000      72,000,000
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:

  Shares of preferred stock, par value $.01 per share:
     Authorized 20,000,000 shares; Issued and outstanding,
       0 shares at December 31, 1995 and 1994 ...............................            --              --
  Shares of common stock, par value $.01 per share:
     Authorized 80,000,000 shares; Issued and outstanding shares,
       11,230,313 and 8,197,054 at December 31, 1995 and 1994, respectively .       112,000          82,000
  Shares of excess stock, par value $.01 per share:
     Authorized 50,000,000 shares; Issued and outstanding,
       0 shares at December 31, 1995 and 1994 ...............................            --              --

Additional paid-in capital ..................................................   148,407,000     103,251,000
Distributions in excess of accumulated earnings .............................   (13,421,000)     (8,754,000)
-----------------------------------------------------------------------------------------------------------
                                                                                135,098,000      94,579,000
-----------------------------------------------------------------------------------------------------------
                                                                               $180,545,000    $166,579,000
===========================================================================================================


The accompanying notes are an integral part of the financial statements.

                          BRADLEY REAL ESTATE, INC.

                    ---------------------------------------
                    S T A T E M E N T S   O F   I N C O M E
                    ---------------------------------------

--------------------------------------------------------------------------------------------
                                                           Years Ended December 31,
                                                     1995           1994            1993
--------------------------------------------------------------------------------------------
Income:
  Rental income ................................ $36,405,000     $32,875,000     $22,875,000
  Other income .................................     167,000         112,000         594,000
--------------------------------------------------------------------------------------------
                                                  36,572,000      32,987,000      23,469,000

Expenses:
  Operations, maintenance and management .......   5,858,000       5,315,000       3,731,000
  Real estate taxes ............................   8,726,000       8,070,000       5,772,000
  Mortgage and other interest ..................   4,705,000       4,524,000       2,947,000
  Depreciation and amortization ................   7,317,000       5,146,000       3,564,000
  Administrative and general ...................   1,535,000       2,288,000       1,920,000
--------------------------------------------------------------------------------------------
                                                  28,141,000      25,343,000      17,934,000

Income before gain on sale of property .........   8,431,000       7,644,000       5,535,000
Gain on sale of property .......................          --         983,000              --
--------------------------------------------------------------------------------------------
Net income ..................................... $ 8,431,000     $ 8,627,000     $ 5,535,000
--------------------------------------------------------------------------------------------
  Net income per share ......................... $      0.85     $      1.05     $      0.82
--------------------------------------------------------------------------------------------
Weighted average shares outstanding ............   9,863,767       8,191,831       6,715,813
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.

                -----------------------------------------------
                S T A T E M E N T S   O F   C A S H   F L O W S
                -----------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
                                                                        1995            1994           1993
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ..................................................     $  8,431,000    $  8,627,000    $  5,535,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ...........................        7,317,000        5,146,000      3,564,000
      Gain on sale of property ................................               --         (983,000)            --

  Change in operating assets and liabilities:
      Increase in rents and other receivables .................       (2,895,000)      (1,428,000)    (2,572,000)
      Increase in accounts payable and accrued expenses .......          362,000        2,822,000        935,000
      Increase in deferred charges ............................         (482,000)      (3,307,000)      (930,000)
----------------------------------------------------------------------------------------------------------------
        Net cash flows provided by operating activities .......       12,733,000       10,877,000      6,532,000
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Expenditures for real estate investments ....................       (9,410,000)     (36,253,000)   (39,451,000)
  Proceeds from sales of property, net ........................               --        2,600,000             --
  Decrease in investing - related deferred charges ............          106,000               --             --
  Expenditures for purchase of advisory business ..............         (649,000)              --             --
----------------------------------------------------------------------------------------------------------------
    Net cash flows used by investing activities ...............       (9,953,000)     (33,653,000)   (39,451,000)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under line of credit .............................       15,300,000       38,700,000      6,100,000
  Payments under line of credit ...............................       (7,100,000)      (5,800,000)            --
  Pay-down line of credit with offering proceeds ..............      (32,600,000)              --             --
  Pay-off of Westwind mortgage loans with offering proceeds ...       (4,712,000)              --             --
  Distributions paid ..........................................      (13,098,000)     (10,568,000)    (8,285,000)
  Proceeds from public offerings, net .........................       40,508,000               --     51,158,000
  Exercise of stock options ...................................          128,000               --         68,000
  Principal payments on mortgage loans ........................         (336,000)        (449,000)   (20,868,000)
  Reorganization costs ........................................         (617,000)              --             --
  Shares issued under dividend reinvestment plan ..............          251,000          136,000         64,000
----------------------------------------------------------------------------------------------------------------
  Net cash (used by) provided by financing activities .........       (2,276,000)      22,019,000     28,237,000
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash ...............................          504,000         (757,000)    (4,682,000)

Cash
  Beginning of year ...........................................          193,000          950,000      5,632,000
----------------------------------------------------------------------------------------------------------------
  End of year .................................................     $    697,000    $     193,000   $    950,000
================================================================================================================
Supplemental cash flow information:
  Income taxes paid ...........................................     $    106,000    $      45,000   $         --
  Interest paid, net of amount capitalized ....................     $  4,854,000    $   4,218,000   $  2,947,000


Supplemental schedule of non-cash investing and financing activities:
    In 1994, a property was purchased for $7,496,000 which included the Company's assumption of $4,980,000 in non-recourse mortgages.
    In 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 in connection with the acquisition of the REIT advisory business of its former advisor.
    In 1995, a property was purchased for $5,261,000 which included the Company's assumption of $2,094,000 in non-recourse mortgages.



The accompanying notes are an integral part of the financial statements.


                            BRADLEY REAL ESTATE, INC.

----------------------------------------------------------------------------------
S T A T E M E N T  O F  C H A N G E S  I N  S T O C K H O L D E R S'  E Q U I T Y
----------------------------------------------------------------------------------

                                                                                            Retained
                                                                                            Earnings
                                                                                         (Distributions
                                                                          Additional      in Excess of
                                                            Shares          Paid-In       Accumulated
                                                         at Par Value       Capital        Earnings)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1992 .........................   $ 9,797,000     $ 42,110,000    $ (4,063,000)
  Net income .........................................             -                -       5,535,000
  Cash distributions
    ($.61 per share) .................................             -                -      (8,285,000)
  Issuance of shares net of offering
    costs of $3,564,000 ..............................     6,557,000       44,601,000               -
  Exercise of share options ..........................        12,000           56,000               -
  Shares issued under dividend
    reinvestment plan ................................        11,000           53,000               -
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 .........................    16,377,000       86,820,000      (6,813,000)
  Net income .........................................             -                -       8,627,000
  Cash distributions
    ($1.29 per share) ................................             -                -     (10,568,000)
  Shares issued under dividend
    reinvestment plan ................................        15,000          121,000               -
  Reverse one-for-two stock split ....................    (8,195,000)       8,195,000               -
  Change in par value from $1 to $.01 ................    (8,115,000)       8,115,000               -
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 .........................        82,000      103,251,000      (8,754,000)
  Net income .........................................             -                -       8,431,000
  Cash distributions
    ($1.32 per share) ................................             -                -     (13,098,000)
  Issuance of stock, net of offering
    costs of $2,595,000 ..............................        30,000       45,394,000               -
  Stock issued under dividend reinvestment plan                    -          251,000               -
  Exercise of stock options ..........................             -          128,000               -
  Reorganization costs ...............................             -         (617,000)              -
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 .........................   $   112,000     $148,407,000    $(13,421,000)
=======================================================================================================

The accompanying notes are an integral part of the financial statements.

                           BRADLEY REAL ESTATE, INC.

             ------------------------------------------------------
             N O T E S  T O  F I N A N C I A L  S T A T E M E N T S
             ------------------------------------------------------

--------------------------------------------------------------------------------

ORGANIZATION

        Bradley Real Estate, Inc. (the "Company") was organized in 1961 as a Massachusetts business trust. In October 1994, the Company was reorganized into a Maryland corporation, at which time the Company changed its name to Bradley Real Estate, Inc., to reflect its new corporate structure. For both financial reporting and federal income tax purposes, Bradley Real Estate, Inc. is considered to be a continuation of the same entity as Bradley Real Estate Trust; and references to the Company include both the trust and the corporation.

        The Company's primary business is to own and operate commercial real estate properties, consisting of shopping centers and office/retail buildings located primarily in the midwest region of the United States. Substantially all of the Company's income consists of rental income from tenants under the terms of long-term operating leases. Retail leases usually include a provision for additional rent to be paid based on gross sales on the premises. Certain leases also include provisions for additional rent to recover allocable portions of operating costs and real estate taxes.

        From its inception through January 31, 1995, the Company retained the firm of R.M. Bradley & Co., Inc. (R.M. Bradley) to provide certain management services, to serve as advisor to the Company with respect to investments and other matters, and to provide office facilities and various personnel. In September 1994, shareholders of the Company voted to approve the acquisition of R.M. Bradley's real estate investment trust advisory business, thus enabling the Company to become self-administered. The acquisition, which has been accounted for using the purchase method of accounting, was completed through the issuance of 325,000 shares of common stock to the former advisor. The total purchase price, including related costs in excess of the fair value of the net identifiable assets acquired, was $5,565,000, which is being amortized over the 56 month remaining life of the contract at the time of the buy-out using the straight-line method. The unamortized balance at December 31, 1995 is $4,372,000.

        Effective January 1, 1995, the Company brought its Minnesota property management and leasing operations in-house as a further move to vertically integrate the Company's operations. This activity included the hiring of the eight member management team previously employed by the independent property management firm that was managing the Company's Minnesota properties.
--------------------------------------------------------------------------------
Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Rents and Other Receivables

        Management has determined that all of the Company's leases with its various tenants are operating leases. Revenues for such leases are recognized using the straight-line method over the remaining term of the leases.

Real Estate Investments

        Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:

               ------------------------------------------------------
               Buildings.........................       18 - 50 years
               Improvements and Alterations......        2 - 39 years
               ------------------------------------------------------

        Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $874,000, $626,000, and $378,000, for 1995, 1994 and
1993, respectively.

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

        Real estate investments include capitalized interest and other costs on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $137,000, $89,000, and $58,000 in 1995, 1994 and 1993, respectively.

        Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

        On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of.

        Statement No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Thus, for the Company, Statement No. 121 is effective for the 1996 financial statements. Management does not expect implementation of Statement No. 121 to have a material effect on the financial statements of the Company.

Deferred Charges

        A majority of deferred charges consist of agency commissions incurred in leasing the Company's properties. Such charges are amortized under the straight-line method over the life of the related lease. In addition, deferred charges includes costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the related agreement.

Earnings Per Share

        Earnings per share are based on the weighted-average number of shares outstanding during each year exclusive of outstanding stock options, which do not materially affect earnings per share. Per share data and weighted-average shares outstanding have been restated on the accompanying financial statements to reflect a one-for-two reverse share split effected on October 17, 1994.

NOTE 2 - REAL ESTATE INVESTMENTS

        The following is a summary of the Company's real estate investments that are held for lease at December 31, 1995 and 1994:

------------------------------------------------------------------------------------
                                         DECEMBER 31, 1995       December 31, 1994
------------------------------------------------------------------------------------
Land ...............................        $ 35,781,000           $ 34,215,000
Buildings ..........................          88,674,000             84,991,000
Improvements and alterations .......          63,098,000             55,509,000
Construction in progress ...........           1,852,000              3,224,000
------------------------------------------------------------------------------------
                                            $189,405,000           $177,939,000
------------------------------------------------------------------------------------
Accumulated depreciation
  and amortization .................         (27,591,000)           (22,385,000)
------------------------------------------------------------------------------------
                                            $161,814,000           $155,554,000
====================================================================================

        The following table sets forth detail with respect to the individual properties owned by the Company at December 31, 1995. The aggregate cost of those properties for federal income tax purposes was approximately $159,134,000.


NOTE 2 -- REAL ESTATE INVESTMENTS (continued)

------------------------------------------------------------------------------------------------------------------------------

                                                             Mortgage & Bank loans at                   Initial cost
                                                            December 31, 1995 (Note 3)                 to the Company
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Buildings
                                                                                                                    and
                                                         Rate    Maturity         Balance           Land        Improvements
                                                     -------------------------------------------------------------------------
SHOPPING CENTERS
  Har Mar Mall ................................              -         -               -      $ 6,551,000      $15,263,000
  Roseville, Minnesota

  Sun Ray Shopping Center*** ..................         11.750%      1996      4,586,000           82,000        2,945,000
  St. Paul, Minnesota .........................         10.000%      1996      3,734,000
                                                         9.625%      1996      4,000,000
  Terrace Mall ................................              -         -               -          630,000        1,706,000
  Robbinsdale, Minnesota

  Richfield Hub Shopping Center .................        9.875%      1998      5,431,000        3,000,000        5,390,000
  Richfield, Minnesota

  Westwind Plaza ................................            -         -               -        1,949,000        5,547,000
  Minnetonka, Minnesota

  Burning Tree Plaza ............................            -         -               -          609,000        3,744,000
  Duluth, Minnesota

  Hub West Shopping Center ......................        9.875%      1998      5,014,000          757,000          345,000
  Richfield, Minnesota

  White Bear Hills ..............................            -         -               -          750,000        3,762,000
  White Bear Lake, Minnesota

  Rivercrest Shopping Center ....................            *         *               *        7,349,000       17,147,000
  Crestwood, Illinois

  Westview Center ...............................            *         *               *        6,417,000       14,973,000
  Hanover Park, Illinois

  Crossroads Center .............................            *         *               *        2,846,000        8,538,000
  Fairview Heights, Illinois

  Grandview Plaza Shopping Center ...............            *         *               *          414,000        2,205,000
  St. Louis, Missouri

  Hood Commons ..................................            *         *               *          361,000        1,685,000
  Derry, New Hampshire

  Augusta Plaza Shopping Center .................            -         -               -          297,000        1,376,000
  Augusta, Maine

  St. Francis Plaza .............................        8.125%      2008      2,029,000        1,578,000        3,683,000
  Santa Fe, New Mexico

RETAIL/OFFICE BUILDING
  585 Boylston Street ...........................            -          -              -           77,000           18,000
  Boston, Massachusetts

GROUND LEASE
  501-29 Nicollet Avenue ........................        Base*       1996     14,600,000          852,000                -
  Minneapolis, Minnesota                                   or
  Land**                                             LIBOR + 1.875

Total ...........................................                            $39,394,000      $34,519,000      $88,327,000

*   Rivercrest, Westview, Crossroads, Grandview, Hood Commons and 501-29 Nicollet Avenue secure borrowings under the Company's line of credit aggregating $14,600,000 at December 31, 1995. Base is defined as the higher of the bank prime rate or the federal funds rate + .5%. At December 31, 1995 base was 8.5%, the bank's prime rate. (See Note 3). Effective
    January 30, 1995 the rate is Base or LIBOR + 1.875%.
**  Land area upon which groundtenant has constructed a 670,000 square foot mixed-use retail and office tower.
*** The mortgage loans secured by Sun Ray were paid-off on January 2, 1996.

Note:  The Sun Ray, Richfield Hub and Hub West loans are cross-collateralized.

Note:  Due to certain provisions in the line of credit agreement the Company may be subject to additional fees as determined by the bank.


-------------------------------------------------------------------------------------------------------
                                         Gross amount carried
                                         December 31, 1995
-------------------------------------------------------------------------------------------------------
    Capitalized                     Buildings                                    Date    Lives on which
     Subsequent                       and                       Accumulated    Acquired   Depreciation
   to Acquisition       Land      Improvements        Total     Depreciation  by Company  is Computed
-------------------------------------------------------------------------------------------------------
    $ 7,867,000     $ 6,786,000   $ 22,895,000    $ 29,681,000  $ 1,886,000      1992        5 - 39

     11,598,000          91,000     14,534,000      14,625,000    6,857,000      1961        3 - 33

      2,351,000         630,000      4,057,000       4,687,000      330,000      1993        6 - 39

      5,147,000       3,000,000     10,537,000      13,537,000    2,451,000      1988        2 - 39

          5,000       1,949,000      5,552,000       7,501,000      166,000      1994          39

      2,900,000         609,000      6,644,000       7,253,000      394,000      1993        5 - 39

      4,165,000         757,000      4,510,000       5,267,000      540,000      1991         31.5

         49,000         755,000      3,806,000       4,561,000      207,000      1993          39

      1,694,000       7,349,000     18,841,000      26,190,000      931,000      1994        8 - 39

      1,035,000       6,405,000     16,020,000      22,425,000    1,174,000      1993        4 - 39

        326,000       2,878,000      8,832,000      11,710,000      863,000      1992       2 - 31.5

     14,794,000         427,000     16,986,000      17,413,000    4,804,000      1971        2 - 33

     10,292,000         366,000     11,972,000      12,338,000    4,080,000      1973       3 - 31.5

      1,769,000         297,000      3,145,000       3,442,000    1,832,000      1971       3 - 31.5

             --       1,578,000      3,683,000       5,261,000       63,000      1995          39

      1,592,000          77,000      1,610,000       1,687,000    1,013,000      1961        5 - 50

        975,000       1,827,000             --       1,827,000           --      1969          --

    $66,559,000     $35,781,000    153,624,000    $189,405,000  $27,591,000


--------------------------------------------------------------------------------
NOTE 3 - MORTGAGE LOANS AND LINE OF CREDIT

        The book value of real estate pledged as collateral for loans was approximately $108,830,000 at December 31, 1995 (see Note 2). Scheduled principal payments on mortgage loans and the line of credit outstanding at December 31, 1995 are as follows:

---------------------------------------------------------------------------------
1996 .........................................................     $27,133,000
1997 .........................................................         250,000
1998 .........................................................      10,282,000
1999 .........................................................         117,000
2000 .........................................................         127,000
Thereafter ...................................................       1,485,000
---------------------------------------------------------------------------------
                                                                   $39,394,000
=================================================================================

        The Company's revolving bank line of credit, in effect in 1994 and 1995, provides for borrowings of up to $65,000,000. The borrowings under this revolving line of credit are secured by a blanket mortgage on Nicollet Avenue, Hood Commons, Grandview Plaza, Crossroads Center, Westview Center and Rivercrest Center (see Note 2). The current interest rates available to the Company under the line of credit are (i) the higher of (x) the rate announced by the lead lender as its "base rate" or (y) one half of one percent (.5%) above the overnight federal funds effective rate published by the Board of Governors of the Federal Reserve System and (ii) the adjusted LIBOR rate (as defined therein) plus one and seven-eighths percent (1.875%). The weighted average effective borrowing rate during 1995 was 8.0%. Among other requirements, the facility provides for an annual commitment fee of .25% on the unused portion of the line of credit. As of December 31, 1995, the line of credit matures in December 1996.

        In order to reduce the Company's (and thus the lenders') exposure to the risks associated with floating rate debt, the line of credit requires that the Company maintain interest rate protection, at a rate satisfactory to the lead lender, with respect to at least $30 million of indebtedness. As required, the Company entered into an interest rate protection agreement in January 1994 with its lead lender for a premium of $30,000, which has the effect of mitigating increases in interest rates available under the line of credit with respect to the protected amount by reimbursing the Company the amount by which the then applicable three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount exceeds the then applicable cap rate (as described below) for the protected amount. The cap rate is 8.7% for the period January 30, 1995 through January 28, 1996 and 8.9% for the period January 29, 1996 through January 28, 1997. The interest rate protection agreement had no effect on the Company's interest expense in 1995 or 1994.

        The Company's line of credit contains certain covenants which, among other provisions, require lenders' consent regarding the incurrence of additional indebtedness, the signing of certain leases and the sale and purchase of assets by the Company. The covenants also provide for the maintenance of certain financial tests, including minimum net worth and debt service coverage requirements, and contain cross-default and cross-collateral provisions. The Company believes that such covenants will not adversely affect the Company's business or the operation of its properties.

        On January 2, 1996, the Company paid-off its mortgage loans of $12,320,000 secured by the Sun Ray Shopping Center investment with proceeds from the bank line of credit.

--------------------------------------------------------------------------------
NOTE 4 - RENTALS UNDER OPERATING LEASES

        Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1995 are as follows:
---------------------------------------------------------------------------------
     1996 ......................................................    $23,178,000
     1997 ......................................................     21,637,000
     1998 ......................................................     19,595,000
     1999 ......................................................     17,734,000
     2000 ......................................................     15,950,000
     Later Years ...............................................    192,455,000
---------------------------------------------------------------------------------
Total Minimum Future Rentals ...................................   $290,549,000
=================================================================================

       Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. Contingent rentals earned amounted to approximately $1,083,000, $1,121,000, and $772,000 in 1995, 1994 and
1993, respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and oper ating costs, amounting to $10,774,000, $9,259,000 and $6,193,000 in 1995, 1994 and 1993, respectively.

       No tenant accounted for as much as 10% of rental income in 1995, 1994 or 1993.

NOTE 5 - INCOME TAXES

       The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). Under the Code, a qualifying REIT that distributes at least 95% of its ordinary taxable income to its stockholders is entitled to a tax deduction in the amount of the distribution. In addition, qualifying REITs a re permitted to deduct capital gain distributions in the determination of the tax on capital gains. The Company paid distributions to stockholders aggregating $13,098,000, $10,568,000 and $8,285,000 in 1995, 1994 and 1993, respectively. The Company has determined that for Federal income tax purposes approximately 84% of the distributions paid in 1995 were ordinary dividends and approximately 16% were a return of capital; approximately 74% of the distributions paid in 1994 were ordinary dividends and approximately 26% were a return of capital; and approximately 70% of the distributions paid in 1993 were ordinary dividends and approximately 30% were a return of capital.

NOTE 6 - STOCKHOLDERS' EQUITY

        Per share information prior to October 17, 1994 has been adjusted to reflect the Company's one-for-two reverse stock split effected on October 17, 1994. In December 1992, the Company issued 3,000,000 shares at a public offering price of $14.75 per share. In January 1993, pursuant to the exercise of the underwriters' over-allotment option in connection with such public offering, the Company issued another 450,000 shares at the same public offering price. Net proceeds to the Company related to the January offering were $6,224,000 after additional offering costs of approximately $414,000.

        In July 1993, the Company issued 2,828,500 shares (including 78,500 shares issued pursuant to the underwriters' exercise of their over-allotment option) at a public offering price of $17 per share. Net proceeds to the Company were approximately $44,934,000 after offering costs of approximately $3,150,000.

        In December 1994, the Company filed a shelf registration with the Securities and Exchange Commission to register $125 million of common stock, preferred stock, debt securities, warrants, rights or units of the foregoing securities that the Company may issue through underwriters or in privately negotiated transactions for cash from time to time.

        In January 1995, the Company issued 325,000 shares of common stock in conjunction with the purchase of the REIT advisory business of its former advisor. In April 1995, the Company issued 182,500 shares of common stock at a price of $17 per share, which proceeds were applied to the acquisition of St. Francis Plaza. In July 1995, the Company completed a public share offering of 2,500,000 shares of common stock at a price of $16 per share. Net proceeds from the offering were approximately $37,405,000 (net of offering costs of approximately $2,595,000), of which $32,600,000 was used to pay-down the Company's bank line of credit and $4,712,000 was used to pay-off the non-recourse mortgages assumed in November 1994 in connection with the Westwind Plaza purchase.

        Under the Company's Dividend Reinvestment and Share Purchase Plan in effect since 1993, stockholders of record owning at least 100 shares may elect to reinvest cash dividends and make limited additional cash payments (minimum $100, maximum $2,500 per quarter) to purchase newly issued shares of the Company without brokerage fees or other transaction costs, at a 3% discount from market prices (as determined in the Plan). During 1995, 1994 and 1993, the Company issued 16,714, 8,530 and 5,550 shares, respectively, under this Plan.

--------------------------------------------------------------------------------
NOTE 7 - STOCK OPTION PLANS
--------------------------------------------------------------------------------
        In 1985, the Company adopted an Incentive Stock Option Plan for officers and key employees under which options for 75,000 shares were granted. No further options may be granted under the 1985 plan, but options for 54,751 and 61,875 shares remain outstanding at December 31, 1995 and 1994, respectively.

        In 1993, the shareholders approved a new 1993 Stock Option Plan which authorizes options to be granted for up to 5% of the Company's shares outstanding. During 1995, 217,500 options were granted under this Plan. At December 31, 1995 and 1994, 240,500 and 29,500 options, respectively, remained outstanding under this Plan.

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

        A summary of option transactions during the periods covered by these financial statements is as follows:

-----------------------------------------------------------------------------------
                                                                    Exercise Prices
                                                           Shares      Per Share
-----------------------------------------------------------------------------------
Outstanding at December 31, 1992 ....................      52,875  $11.50  - $22.00
Granted .............................................      44,500  $14.75  - $17.00
Exercised ...........................................      (6,000)      $11.50
-----------------------------------------------------------------------------------
Outstanding at December 31, 1993 and 1994 ...........      91,375  $11.50  - $22.00
Granted .............................................     217,500  $14.875 - $16.50
Expired .............................................      (4,624) $16.66  - $21.25
Exercised ...........................................      (9,000) $11.50  - $14.875
-----------------------------------------------------------------------------------
Outstanding at December 31, 1995 ....................     295,251  $11.50  - $22.00
===================================================================================

        All options outstanding at December 31, 1995 are fully vested and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances.

--------------------------------------------------------------------------------
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to make disclosure of the fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.

        The Company's financial instruments, other than debt and an interest rate protection agreement for the Company's line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the balance sheet are assumed to be at fair value.

        The Company's mortgage loans are at fixed rates, and when compared with borrowing rates currently available to the Company with similar terms and average maturities, approximate fair value. The Company's line of credit is at a variable rate, which results in a carrying value that approximates its fair value. It is not practicable to estimate the fair value of the interest rate protection agreement; however, the replacement cost of the interest rate cap is not material based on prevailing market rates.

--------------------------------------------------------------------------------
NOTE 9 - COMMITMENTS/SUBSEQUENT EVENTS

        At December 31, 1995, the Company had commitments of approximately $515,000 for tenant related capital improvements. Cash flow from operations and the Company's revolving bank line of credit are available to fund these improvements.

        The Company has entered into an agreement with Brookfield Development, Inc., the current ground lessee, regarding the proposed sale by the Company of its interest in 501-529 Nicollet Avenue, Minneapolis, Minnesota. The sale price, subject to standard closing adjustments, is $12,900,000. If consummated, the sale would result in a gain of approximately $9,182,000 for financial reporting purposes and $10,800,000 for federal income tax purposes. For federal income tax purposes, however, the Company intends to structure the transaction in part as a tax deferred "like-kind" exchange. In that regard, the Company intends to identify Brookdale Square Shopping Center, a 185,000 square foot community shopping center located in Brooklyn Center, Minnesota ("Brookdale"), as the replacement property in the exchange. The purchase price for Brookdale, subject to standard closing adjustments, is $8,750,000. Brookdale is currently owned by a major insurance Company whose asset disposition team has agreed upon the business terms which it will recommend to its corporate office. To the extent that the sales proceeds from 501-529 Nicollet Avenue exceed the purchase price of Brookdale, the Company intends to apply such excess to reduce its line of credit with the First National Bank of Boston.

--------------------------------------------------------------------------------
NOTE 10 - MERGER AGREEMENT

        On March 15, 1996, the Company closed the merger acquisition of Tucker Properties Corporation ("Tucker"), after approval of such merger by the stockholders of the two companies. The acquisition was completed through the issuance of 7,428,202 common shares of the Company valued at $13.96 per share, in exchange for 100% of the outstanding shares of Tucker, payment of certain transaction costs and the assumption of all of Tucker's liabilities. The Tucker shareholders received .686 of a share of Bradley for each outstanding Tucker share. The acquisition was structured as a tax-free transaction, and will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Any difference between the purchase price and fair value of net assets acquired is not expected to be significant. As a result of the merger the Company owns 31 properties aggregating approximately 7.4 million square feet in eleven states.

        The following table sets forth certain summary unaudited pro forma balance sheet information for the Company as if the merger had occurred as of
December 31, 1995.
--------------------------------------------------------------------------------
                                                   Historical       Pro Forma
--------------------------------------------------------------------------------
                                                                   (Unaudited)
Total assets ..................................   $180,545,000    $491,156,000
Total debt ....................................   $ 45,447,000    $247,966,000
Stockholders' equity ..........................   $135,098,000    $238,796,000

The following table sets forth certain summary unaudited pro forma operating data for the year ended December 31, 1995 as if the merger, the July offering and the acquisition of St. Francis Plaza had been consummated on January 1, 1995, after giving effect to certain adjustments including a reduction in depreciation expense due to longer useful lives and estimated cost savings of the combined entity.

---------------------------------------------------------------------------------
                                                    Historical      Pro Forma
---------------------------------------------------------------------------------
                                                                   (Unaudited)
Total revenues ...............................     $36,572,000     $87,922,000
Net income ...................................     $ 8,431,000     $19,038,000
Net income per share .........................     $      0.85     $      1.02

        The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for the year ended December 31, 1995, nor does such data purport to represent the results to be achieved in future periods.

        In conjunction with the merger, on March 15, 1996 the Company entered into a new $150 million unsecured revolving credit facility with The First National Bank of Boston. The line bears interest at a rate equal to the lower of the bank's base rate or 1.75% over LIBOR. The rates available under the line become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade unsecured debt rating. In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the facility is available for the acquisition, development, renovation and expansion of new and existing properties (including, but not limited to, capital improvements, tenant improvements and leasing commissions), and other working capital purposes.

        The Company's new line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time to a percentage of the Company's Consolidated Market Value as defined, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements.

NOTE 11 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)
-------------------------------------------------------------------------------------------
                                                 March 31,  June 30,  Sept. 30,  Dec. 31,
                                                    1995      1995       1995      1995
-------------------------------------------------------------------------------------------
                                                (Thousands of dollars except per share data)
Rental income .................................    $8,615    $8,686     $9,396    $9,708
Net income ....................................    $1,835    $1,638     $2,357    $2,601
Net income per share ..........................    $  .22    $  .19     $  .21    $  .23


-------------------------------------------------------------------------------------------
                                                  March 31, June 30,   Sept. 30,  Dec. 31,
                                                    1994      1994       1994      1994
-------------------------------------------------------------------------------------------
                                                (Thousands of dollars except per share data)
Rental income ................................     $7,455    $8,474     $8,538    $8,408
Net income ...................................     $2,094    $1,994     $1,850    $2,689
Net income per share .........................     $  .25    $  .24     $  .23    $  .33


                                                                    SCHEDULE III

                            BRADLEY REAL ESTATE, INC.
                            -------------------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------


     Cost                               December 31,
     ----                               -----------
                                 1995                 1994                  1993
                                 ----                 ----                  ----
Balance, beginning of year    $177,939,000        $138,189,000          $ 98,840,000
Improvements and other
     additions:                 11,466,000          41,443,000            39,349,000
Sale of property                     -              (1,683,000)                -
                              ------------        ------------          ------------
Balance, end of year          $189,405,000        $177,939,000          $138,189,000
                              ============        ============          ============


 Accumulated Depreciation
 ------------------------
Balance, beginning of year    $ 22,385,000        $ 18,156,000          $ 15,090,000
Depreciation provided            5,206,000           4,330,000             3,066,000
Sale of property                     -                (101,000)                -
                              ------------        ------------          ------------
Balance, end of year          $ 27,591,000        $ 22,385,000          $ 18,156,000
                              ============        ============          ============


                              INDEX TO EXHIBITS


Exhibit No.    Description
----------     -----------

   3.3         Articles of Merger between Tucker
               Properties Corporation and Bradley Real
               Estate, Inc.

  10.2         Revolving Credit Agreement dated as of March 15,
               1996 by and among the Company, Bradley Operating
               Limited Partnership and The First National Bank of Boston.

  10.3 Indenture dated as of June 1, 1994 between Tucker Financing Partnership (name changed March 15, 1996 to Bradley Financing Partnership) and Bankers Trust Company of California, N.A. relating to 7.30% Mortgage Notes due September 30, 2000.

  21.1         Subsidiaries of the Company.

  23.1         Consent of KPMG Peat Marwick LLP (regarding Form
               S-3 and Form S-8 Registration Statements).

  27.1         Financial Data Schedule.