Form 10-Q
period 1996-03-31
BRADLEY REAL ESTATE INC
filed 1996-05-15
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
- --- Act of 1934 for the quarterly period ended March 31, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____of_____

Commission file number 1-10328




                            BRADLEY REAL ESTATE, INC.
             (Exact name of registrant as specified in its charter)

       Maryland                                             04-6034603
(State of Organization)                             (I.R.S. Identification No.)


                699 Boylston Street, Boston, Massachusetts 02116
              (Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code;  (617) 867-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---
Indicate the number of Shares outstanding of each class of Common Stock as of March 31, 1996:

    Shares of Common Stock, $.01 par value: 18,662,451 Shares outstanding.

                            BRADLEY REAL ESTATE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)


                                                          March 31, December 31,
                                                            1996        1995
                                                          --------    --------


ASSETS

Real estate investments-at cost                           $492,619    $189,405
Accumulated depreciation and amortization                  (29,249)    (27,591)
                                                          --------    --------
Net real estate investments                                463,370     161,814

Cash and cash equivalents                                    3,388         697
Rents and other receivables, net of allowance for
  doubtful accounts of $1,328 and $771, respectively        10,190       8,671
Unamortized buyout of contract, net                          4,074       4,372
Deferred charges, net and other assets                      10,580       4,991
                                                          --------    --------
                                                          $491,602    $180,545
                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans                                            $125,759    $ 24,794
Line of credit                                              95,500      14,600
Accounts payable and accrued expenses                       19,403       6,053
                                                          --------    --------
Total liabilities                                          240,662      45,447
                                                          --------    --------

Minority interest                                            4,423          --
                                                          --------    --------
Stockholders' equity:
Shares of preferred stock, par value $.01 per share:
  Authorized 20,000,000 shares; 0 shares issued
    and outstanding                                             --          --
Shares of common stock, par value $.01 per share:
  Authorized 80,000,000 shares; issued and
    outstanding, 18,662,451 and 11,230,313, respectively       187         112
Shares of excess stock, par value $.01 per share:
  Authorized 50,000,000 shares; 0 shares issued
    and outstanding                                             --          --
Additional paid-in capital                                 252,082     148,407
Distributions in excess of accumulated earnings             (5,752)    (13,421)
                                                          --------    --------
Total stockholders' equity                                 246,517     135,098
                                                          --------    --------
                                                          $491,602    $180,545
                                                          ========    ========




  The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                             Quarter ended
                                                               March 31,
                                                           1996        1995
                                                       -----------  ----------

Income:

      Rental income                                    $    11,219  $    8,615
      Other income                                             102          85
                                                       -----------  ----------
                                                            11,321       8,700
                                                       -----------  ----------
Expenses:

      Operations, maintenance and management                 2,085       1,277
      Real estate taxes                                      2,675       2,008
      Mortgage and other interest                            1,385       1,464
      General and administrative                               555         359
      Write-off of deferred financing and acquisition
          costs                                                344          --
      Depreciation and amortization                          2,252       1,757
                                                       -----------  ----------
                                                             9,296       6,865
                                                       -----------  ----------
Income before gain on sale of property                       2,025       1,835
Gain on sale of property                                     9,379          --
                                                       -----------  ----------
Income before allocation to minority interest               11,404       1,835
Income allocated to minority interest                          (29)         --
                                                       -----------  ----------

Net income                                             $    11,375  $    1,835
                                                       ===========  ==========
Net income per weighted average share outstanding      $      0.91  $     0.22
                                                       ===========  ==========
Weighted average shares outstanding                     12,536,714   8,413,849
                                                       ===========  ==========










  The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)
                                                                     Retained
                                                                     Earnings
                                                                  (Distributions
                                                       Additional  in Excess of
                                               Shares     Paid-In  Accumulated
                                         At par value     Capital    Earnings)
                                         ------------ ----------- ------------


Balance at December 31, 1995                     $112    $148,407     $(13,421)
      Net income                                   --          --       11,375
      Cash distributions ($.33 per share)          --          --       (3,706)
      Exercise of stock options                    --          17           --
      Dividend reinvestment participation          --          35           --
      Shares issued to acquire Tucker
          Properties Corporation                   75     103,623           --
                                                 ----    --------     --------
Balance at March 31, 1996                        $187    $252,082     $ (5,752)
                                                 ====    ========     ========



































   The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                   For the quarter ended March 31,
                                                          1996         1995
                                                        --------      -------

Cash flows from operating activities:
      Net income                                        $ 11,375      $ 1,835
      Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation and amortization                 2,252        1,757
             Gain on sale of property                     (9,379)          --
             Write-off of deferred financing and
                 acquisition costs                           344           --
             Income allocated to minority interest            29           --
      Change in assets and liabilities:
          Decrease (increase) in rents and other
             receivables                                   1,010          (50)
          Increase in accounts payable and accrued
             expenses                                        401          356
          (Increase) decrease in deferred charges           (279)         864
          Increase in unamortized buyout of contract          --         (620)
                                                        --------      -------
      Net cash provided by operating activities            5,753        4,142
                                                        --------      -------
Cash flows from investing activities:
      Expenditures for real estate investments            (2,245)        (684)
      Cash acquired through the Tucker
          acquisition (NOTE 4)                             2,485           --
      Expenditures related to the Tucker
          acquisition                                     (4,822)          --
      Excess proceeds from like-kind exchange
          of properties                                    4,145           --
      (Decrease)in accounts payable for
          construction                                        --         (171)
                                                        --------      -------
      Net cash used in investing activities                 (437)        (855)
                                                        --------      -------
Cash flows from financing activities:
      Borrowing from lines of credit                     108,000           --
      Pay-off of secured mortgage loans
          with borrowings from lines of credit           (32,234)       2,400
      Payments under line of credit                      (73,208)      (1,000)
      Cost associated with new line of credit             (1,463)          --
      Distributions paid                                  (3,706)      (2,812)
      Shares issued under dividend reinvestment
          plan                                                35          119
      Exercise of stock options                               17           --
      Principal payments on mortgage loans                   (66)         (82)
      Reorganization costs                                    --         (617)
                                                        --------      -------
      Net cash used in financing activities             $ (2,625)     $(1,992)
                                                        --------      -------














  The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)
                                     (Cont.)

                                                 For the quarter ended March 31,
                                                    1996              1995
                                                   ------            ------

Net increase in cash and cash equivalents          $2,691            $1,295

Cash and cash equivalents:
      Beginning of period                             697               193
                                                   ------            ------
      End of period                                $3,388            $1,488
                                                   ======            ======
Supplementary Information:
      Income taxes paid                            $   22            $   12
                                                   ======            ======
      Interest paid, net of amount capitalized     $1,179            $1,464
                                                   ======            ======



































   The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

   The accompanying interim financial statements have been prepared by the Company, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1995.

NOTE 2 - MERGER AGREEMENT

   On March 15, 1996, the Company closed the acquisition of Tucker Properties Corporation ("Tucker"), after approval of such merger by the stockholders of the two companies. The acquisition was completed through the issuance of 7,428,157 common shares of the Company valued at $13.96 per share, in exchange for 100% of the outstanding shares of Tucker, payment of certain transaction costs and the assumption of all of Tucker's liabilities. The Tucker shareholders received .686 of a share of Bradley for each outstanding Tucker share. The acquisition was structured as a tax-free transaction, and has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. As a result of the merger, the Company owns 31 properties aggregating approximately 7.5 million square feet in eleven states.


   The following table sets forth certain summary unaudited pro forma operating data for the Company as if the merger had occurred as of January 1, 1996
(dollars in thousands, except per share data):

                                         Quarter Ended March 31,
                          --------------------------------------------------
                          Historical    Pro Forma    Historical    Pro Forma
                             1996         1996          1995         1995
                          ----------   ----------    ----------   ----------
Total Revenue              $11,321       $22,042       $8,700       $21,223

Net Income                 $11,375       $13,377       $1,835        $4,338

Net Income Per Share       $  0.91       $  0.72       $ 0.22        $ 0.27



   The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for the period ended March 31, 1996, nor does such data purport to represent the results to be achieved in future periods.

   In conjunction with the merger, on March 15, 1996 the Company entered into a new $150 million unsecured revolving credit facility led by The First National Bank of Boston. The line bears interest at a rate equal to the lower of the bank's base rate or 1.75% over LIBOR. The rates available under the line become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade unsecured debt rating. In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the facility is available for the acquisition, development, renovation and expansion of new and existing properties (including, but not limited to, capital improvements, tenant improvements and leasing commissions), and other working capital purposes.

   The Company's new line of credit contains certain financial and operational convenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time to a percentage of the Company's Consolidated Market Value as defined, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements.

NOTE 3 - PURCHASE OF SHOPPING CENTER/SALE OF GROUND LEASE

   On March 26, 1996, the Company sold its interest in 501-529 Nicollet Avenue, Minneapolis, Minnesota for $12.9 million. The sale resulted in a gain of $9.4 million for financial reporting purposes and $11.0 million for Federal income tax purposes. For federal income tax purposes, the sale was structured as a "like-kind" exchange, with the Company acquiring Brookdale Square Shopping Center, a 185,000 square foot shopping center located in Brooklyn, Minnesota ("Brookdale") as the replacement property in the exchange. The purchase price, including closing costs, for Brookdale was $8.9 million. As a result of the purchase of Brookdale, $4.1 million of the gain will be considered taxable. Excess cash proceeds from the sale were used to pay down the Company's line of credit.

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE


   The merger acquisition of Tucker on March 15, 1996 resulted in the following non-cash effects on the Company's balance sheet (dollars in thousands):
         Property acquired                               $ 295,835
         Mortgage loans assumed                           (179,374)
         Merger acquisition costs incurred                  (6,315)
         Other assets acquired                               9,993
         Other liabilities assumed                         (14,532)
         Minority interest assumed                          (4,394)
         Capital stock issued, at $.01 par value               (75)
         Additional paid-in capital                       (103,623)
                                                         ---------
         Cash provided by acquisition                    $   2,485
                                                         =========


   The like-kind exchange of Nicollet Avenue and Brookdale Square on March 26, 1996, resulted in a decrease in other net operating assets of $1,649,000 and the Company assuming net operating liabilities of $173,000.

   In January 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 in connection with the acquisition of the REIT advisory business of its former advisor.

NOTE 5 - COMMITMENTS/SUBSEQUENT EVENTS

   On March 31, 1996, the Company had commitments of approximately $1,200,000 for tenant related capital improvements. The Company expects to utilize cash flow from operating activities as well as funds available under the revolving bank line of credit to fund its existing commitments for capital improvements as well as any other property improvement commitments negotiated in connection with other new tenancies.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   In March 1996, the Company closed the acquisition of Tucker and entered into its new bank line of credit described in Note 2, and sold its interest in 501-529 Nicollet Avenue and purchased Brookdale Square Shopping Center as described in Note 3 of Item 1 of the financial statement.

RESULTS OF OPERATIONS

   Rental income increased $2,604,000 or 30%, from $8,615,000 during the first quarter of 1995 to $11,219,000 during the first quarter of 1996. Approximately $2,215,000 of this increase was due to the effect of both the Tucker acquisition and the acquisition of St. Francis Plaza, which was not purchased until the second quarter of 1995. In addition, rental income at Har Mar Mall increased approximately $91,000 between the respective quarters due primarily to the Barnes & Noble and HomePlace leases executed during 1995. Rental income also increased at Burning Tree Plaza and Sun Ray Shopping Center due to improved leasing. These increases were partially offset by a decrease in rental income at Westview Shopping Center of $38,000 between the respective first quarter periods due to a decline in occupancy.

   Total expenses increased $2,431,000 or 35%; from $6,865,000 during the first quarter of 1995 to $9,296,000 during the first quarter of 1996. Operations, maintenance and management expenses increased $808,000 during the respective periods (from $1,277,000 to $2,085,000). Approximately $362,000 of this increase was due to the inclusion of the Tucker portfolio and St. Francis Plaza operations in the first quarter of 1996 results. The increase in operating expenses was also due to an increase in snow removal costs of approximately $98,000 between the respective quarters due to the severe weather in both the Northeast and Midwest. Bad debt expense increased approximately $104,000 between the respective quarters due primarily to financial difficulties experienced by certain tenants at both the Crossroads and Westview centers. In addition to the above specific operating expense increases, operations, maintenance and management expenses at the property level increased most notably at Westview Shopping Center ($106,000) and Har Mar Mall ($68,000).

   Real estate tax expense increased $667,000 during the first quarter of 1996 as compared to the first quarter of 1995 (from $2,008,000 to $2,675,000). $443,000 of the increase resulted from the acquisition of Tucker as well as the acquisition of St. Francis Plaza. The remaining increase of $224,000 was due to tax increases at nearly all of the properties. The increase was most notable at the Company's Illinois properties, where the expense increased approximately $100,000 or 12% over the first quarter of 1995. Real estate taxes increased at substantially all of the Minnesota properties as well, with the aggregate tax expense for these properties increasing approximating 10% over 1995 levels.

   Mortgage and other interest expense decreased $79,000 during the first quarter of 1996 (from $1,464,000 for the first quarter of 1995 to $1,385,000 for the first quarter of 1996). This decrease was primarily due to a decrease in the average outstanding balance on the line of credit during the first quarter of 1996, as compared to 1995, together with the pay-off of the Sun Ray mortgage loans of approximately $12,300,000 in early January 1996. These decreases were partially offset by the effect of the sixteen days of interest expense on the debt assumed upon the Tucker acquisition.

   Depreciation and amortization expense increased from $1,757,000 during the first quarter of 1995 to $2,252,000 during the comparable quarter of 1996. Approximately $290,000 of this $495,000 increase resulted from the acquisition of the Tucker Properties, as well as the acquisition of St. Francis Plaza. The balance of the increase was due to the amortization of tenant improvements associated with new tenants at various properties, principally Har Mar.

   Administrative and general expenses increased $196,000 during the first quarter of 1996 as compared to the first quarter of 1995 (from $359,000 to $555,000). This increase was primarily due to the accrual of professional, shareholder servicing and personnel costs during the first quarter of 1996 in anticipation of the Tucker acquisition.

   During the 1996 first quarter, the Company took a one-time write-off of $344,000 consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction.

   The gain on sale of property of $9,379,000 recognized during the first quarter of 1996 was generated by the sale of the Company's interest in 501-529 Nicollet Avenue for a net sales price of approximately $12,900,000. Simultaneous with this sale, the Company purchased the Brookdale Square shopping center for a purchase price of approximately $8,900,000. These transactions were effected in a tax-deferred exchange to the extent of the purchase price of Brookdale Square.


     The aggregate result for the first quarter of 1996 was a $9,540,000 increase in net income over the first quarter of 1995, from $1,835,000 ($.22 per share) to $11,375,000 ($.91 per share). Per share amounts reflect weighted-average shares outstanding of 12,536,714 during the first quarter of 1996 and 8,413,849 during the first quarter of 1995. The increased number of shares was due primarily to the 2,500,000 share public offering completed in July 1995 and the issuance of 7,428,157 shares in connection with the Tucker acquisition.

LIQUIDITY AND CAPITAL RESOURCES

   The effects of the Company's acquisition of Tucker and its new $150 million unsecured line of credit were described in the "Management's Discussion and Analysis" section of the Company's Form 10-K report for the year ended December 31, 1995.

   For the first quarter of 1996, funds from operations ("FFO") increased $616,000 or 18% from $3,467,000 in 1995 to $4,083,000. The Company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which give effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In accordance with newly issued NAREIT guidelines effective for the year ending December 31, 1996, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities. Under the former guidelines for computing FFO, the Company's FFO would have been $4,499,000 and $3,592,000 for the periods ending

March 31, 1996 and 1995 respectively. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

FORWARD LOOKING STATEMENTS

   Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Risk Factors" under the discussion of the Company's business in Item 1 of the Company's Form 10-K for the year ending December 31, 1995.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         On March 14, 1996, the Company's stockholders approved the acquisition of Tucker, at a special meeting of the Company's stockholders. Votes cast in favor, against, and abstaining were as follows:

         For:  7,599,486.116   Against:  365,926.731   Abstain:  42,140.598

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On March 30, 1996, the Company filed a report on Form 8-K, (date of event, March 15, 1996) reporting under Items 2 and 7 the acquisition of Tucker Properties, Inc. and related financial information.

                                   SIGNATURES

                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 15, 1996

                                                Bradley Real Estate, Inc.

                                                -------------------------

                                                       Registrant








                                           By: /S/ Thomas P. D'Arcy
                                               --------------------------
                                                   Thomas P. D'Arcy
                                                   President and CEO


                                           By: /S/ Irving E. Lingo, Jr.
                                               --------------------------
                                                   Irving E. Lingo, Jr.
                                                   Chief Financial Officer