Form 10-Q
period 1996-06-30
BRADLEY REAL ESTATE INC
filed 1996-08-14
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
                                           -------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to______

Commission file number 1-10328
                       -------

                            BRADLEY REAL ESTATE, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


      Maryland                                             04-6034603
      ---------                                            ----------
(State of Organization)                             (I.R.S. identification No.)

                699 Boylston Street , Boston, Massachusetts 02116
              -----------------------------------------------------
              (Address of Registrant's Principal Executive Offices)


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

Indicate the number of Shares outstanding of each class of Common Stock as of June 30, 1996:


      Shares of Common Stock, $.01 par value: 18,666,144 Shares outstanding.

                            BRADLEY REAL ESTATE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)

                                                                June 30,      December 31,
ASSETS                                                            1996            1995
                                                                --------      -----------

Real estate investments-at cost                                 $477,535         $189,405
Accumulated depreciation and amortization                        (24,972)         (27,591)
                                                                --------         --------
Net real estate investments                                      452,563          161,814

Real estate investments held for sale, net of
     accumulated depreciation and amortization of $7,213          10,264                -

Cash and cash equivalents                                          3,959              697
Rents and other receivables, net of allowance for
     doubtful accounts of $1,555 and $771, respectively            9,406            8,671
Unamortized buyout of contract, net                                3,776            4,372
Deferred charges, net and other assets                            11,724            4,991
                                                                --------         --------
                                                                $491,692         $180,545
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage loans                                                  $125,638         $ 24,794
Line of credit                                                    95,000           14,600
Accounts payable, accrued expenses and other
     liabilities                                                  21,397            6,053
                                                                --------         --------
Total liabilities                                                242,035           45,447
                                                                --------         --------
Minority interest                                                  4,401                -
                                                                --------         --------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
     Authorized 20,000,000 shares; 0 shares issued and
          outstanding                                                  -                -
  Shares of common stock, par value $.01 per share:
     Authorized 80,000,000 shares; issued and outstanding,
      18,666,144 and 11,230,313 shares, respectively                 187              112
  Shares of excess stock, par value $.01 per share:
     Authorized 50,000,000 shares; 0 shares issued and
          outstanding                                                  -                -

Additional paid-in capital                                       252,127          148,407
Distributions in excess of accumulated earnings                   (7,058)         (13,421)
                                                                --------         --------
                                                                 245,256          135,098
                                                                --------         --------
                                                                $491,692         $180,545
                                                                ========         ========




The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                 Three months ended June 30,     Six months ended June 30,

                                                    1996            1995            1996             1995
                                                -----------      ----------     -----------       ----------

Income:

     Rental income                              $    21,982      $    8,686     $    33,201       $   17,301
     Other income                                       453              41             555              126
                                                -----------      ----------     -----------       ----------
                                                     22,435           8,727          33,756           17,427

Expense:
     Operations, maintenance and management           3,707           1,385           5,792            2,662
     Real estate taxes                                5,013           1,997           7,688            4,005
     Mortgage and other interest                      4,169           1,520           5,554            2,984
     General and administrative                         888             382           1,443              741
     Write-off of deferred financing and
          acquisition costs                               -               -             344                -
     Depreciation and amortization                    3,724           1,805           5,976            3,562
                                                -----------      ----------     -----------       ----------
                                                     17,501           7,089          26,797           13,954
                                                -----------      ----------     -----------       ----------

Income before gain on sale of property                4,934           1,638           6,959            3,473

Gain on sale of property                                  -               -           9,379                -
                                                -----------      ----------     -----------       ----------

Income before allocation to minority interest         4,934           1,638          16,338            3,473

Income allocated to minority interest                   (82)              -            (111)               -
                                                -----------      ----------     -----------       ----------
Net income                                      $     4,852      $    1,638     $    16,227       $    3,473
                                                ===========      ==========     ===========       ==========
Weighted average shares outstanding              18,662,532       8,684,136      15,599,623        8,548,886
                                                -----------      ----------     -----------       ----------
Net income per share                            $      0.26      $     0.19     $      1.04       $     0.41
                                                ===========      ==========     ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                               Retained
                                                                               Earnings
                                                                             (Distributions
                                                               Additional     in Excess of
                                                Shares          Paid-In        Accumulated
                                             At par value       Capital         Earnings)
                                             ------------      ----------    -------------

Balance at December 31, 1995                      $112           $148,407        $(13,421)
Net income                                           -                  -          11,375
Cash distributions ($.33 per share)                  -                  -          (3,706)
Exercise of stock options                            -                 17               -
Dividend reinvestment participation                  -                 35               -
Shares issued to acquire Tucker
     Properties Corporation                         75            103,623               -
                                                  ----           --------        --------
Balance at March 31, 1996                         $187           $252,082        $ (5,752)

Net income                                           -                  -           4,852
Cash distributions ($.33 per share)                  -                  -          (6,158)
Dividend reinvestment participation                  -                 45               -
                                                  ----           --------        --------
Balance at June 30, 1996                          $187           $252,127        $ (7,058)
                                                  ====           ========        ========












The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                            For the six months ended June 30,
                                                                  1996          1995
                                                                -------        ------

Cash flows from operating activities:
     Net income                                                 $ 16,227       $ 3,473
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                       5,976         3,562
               Gain on sale of property                           (9,379)            -
               Write-off of deferred financing and
                    acquisition costs                                344             -
               Income allocated to minority interest                 111             -
      Change in assets and liabilities:
          Decrease (increase) in rents and other
               receivables                                         1,797          (467)
          Increase in accounts payable accrued
               expenses and other liabilities                      1,483           132
          (Increase) decrease in deferred charges                 (1,909)          333
                                                                --------       -------
     Net cash provided by operating activities                    14,650         7,033
                                                                --------       -------

Cash flows from investing activities:
     Expenditures for real estate investments                     (4,240)       (5,701)
     Cash acquired through the Tucker acquisition
          (NOTE 4)                                                 4,285             -
     Expenditures related to the Tucker acquisition               (6,110)            -
     Excess proceeds from like-kind exchange of
          properties                                               4,145             -
      Expenditures for purchase of advisory business                   -          (638)
     Increase in accounts payable for construction                     -           540
                                                                --------       -------
     Net cash used by investing activities                        (1,920)       (5,799)
                                                                --------       -------

Case flows from financing activities:
     Borrowing from lines of credit                              110,500         2,800
     Pay-off of secured mortgage loans with
          borrowings from lines of credit                        (32,234)            -
     Payments under line of credit                               (76,208)            -
     Expenditures to acquire new line of credit                   (1,468)            -
     Distributions paid                                           (9,864)       (5,690)
      Distributions to minority interest holders                    (104)            -
     Shares issued under dividend reinvestment
          plan                                                        80           158







The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)
                                     (Cont.)

                                                         For the six months ended June 30,
                                                                 1996          1995
                                                            ------------   ------------

Case flows from financing activities (cont.)
     Exercise of stock options                                      17           128
     Principal payments on mortgage loans                         (187)         (184)
     Reorganization costs                                            -          (617)
     Sale of stock                                                   -         3,103
                                                               -------        ------
     Net cash provided by financing activities                 $(9,468)       $ (302)

     Net increase in cash and cash equivalents                 $ 3,262        $  932

Cash and cash equivalents:
          Beginning of period                                      697           193
                                                               -------        ------
          End of period                                        $ 3,959        $1,125
                                                               =======        ======
     Supplemental Information:
          Income taxes paid                                    $    30        $    7
                                                               =======        ======
          Interest paid, net of amount capitalized             $ 5,097        $2,931
                                                               =======        ======



























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

      The following table sets forth certain summary unaudited pro forma operating data for the Company as if the merger had occurred as of January 1,
1996 (dollars in thousands, except per share data):
                                         Six Months Ended June 30,
                             ------------------------------------------------
                             Historical   Pro Forma    Historical   Pro Forma
                                1996         1996         1995        1995
                             ----------   ----------   ----------   ---------

Total Revenue                  $33,756     $44,477      $17,427      $42,575

Net Income                     $16,227     $18,227      $ 3,473      $ 9,931

Net Income Per Share           $  1.04     $  0.98      $  0.41      $  0.62


      The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the six months ended June 30, 1996, nor does such data purport to represent the results to be achieved in future periods.

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

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE


      The merger acquisition of Tucker on March 15, 1996 resulted in the following non-cash effects on the Company's balance sheet (dollars in thousands):

      Property acquired                                                  $295,835
      Mortgage loans assumed                                             (179,374)
      Merger acquisition costs incurred                                    (6,315)
      Other assets acquired                                                 8,193
      Other liabilities assumed                                           (14,532)
      Minority interest assumed                                            (4,394)
      Capital stock issued, at $.01 par value                                 (75)
      Additional paid-in capital                                         (103,623)
                                                                         --------
      Cash provided by acquisition                                       $  4,285
                                                                         ========

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

NOTE 5 - REAL ESTATE HELD FOR SALE

     As of June 30, 1996, the Company is marketing for sale or to sell its Augusta Plaza, Hood Commons and 585 Boylston properties. The net book value of these properties, $10,264,000, has been separately classified on the balance sheet as "Real estate investments held for sale".

NOTE 6 - COMMITMENTS/SUBSEQUENT EVENTS

     On June 30, 1996, the Company had commitments of approximately $4,900,000 for tenant related capital improvements. The Company expects to utilize cash flow from operating activities as well as funds available under the revolving bank line of credit to fund its existing commitments for capital improvements as well as any other property improvement commitments negotiated in connection with other new tenancies.

     During July 1996, management finalized plans to relocate the Company's headquarters from Boston, MA to Northbrook, IL. The Company expects to utilize cash flow from operating activities to fund costs associated with the relocation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 GENERAL

      In March 1996, the Company closed the acquisition of Tucker Properties Corp. and entered into its new bank line of credit described in Note 2, and sold its interest in 501-529 Nicollet Avenue and purchased Brookdale Square Shopping Center as described in Note 3 of Item 2 of the financial statement.

RESULTS OF OPERATIONS

   Rental income increased $15,900,000 for the six months ended June 30, 1996 as compared to the same period of 1995 (from $17,301,000 to $33,201,000). For the three months ended June 30, 1995 and 1996, rental income increased $13,296,000 (from $8,686,000 to $21,982,000). Approximately $15,399,000 and $13,607,000 of
the respective increases were due to the Company's acquisition and disposition activities, consisting primarily of the acquisition of Tucker. In addition, rental income at Har Mar Mall increased approximately $361,000 between the respective six month periods due primarily to the HomePlace and Barnes and Noble leases executed during the second half of 1995. Rental income also increased at Burning Tree Plaza due to improved leasing. These increases were partially offset by a decrease in rental income at Grandview Shopping Center, due primarily to JC Penney vacating the center on April 30, 1996, upon expiration of its lease.

   Other income increased from $126,000 for the six months ended June 30, 1995 to $555,000 for the comparable period in 1996. This $438,000 increase was due primarily to a sales tax sharing agreement at one of the Tucker-acquired properties as well as management and leasing fee revenue generated at other properties in the Tucker portfolio. This increase in other income was also due to an increase in interest income earned on the Company's cash balances due to an increase in the weighted average daily balance. Other income increased $412,000 between the respective three month periods ended June 30 (from $41,000 to $453,000).

   Operations, maintenance and management expenses increased $3,130,000 for the six months ended June 30, 1996 as compared to the same period of 1995 (from $2,662,000 to $5,792,000). For the three months ended June 30, 1996 and 1995, these expenses increased $2,322,000 (from $1,385,000 to $3,707,000).
Approximately $2,365,000 and $1,999,000 of the respective increases were due to the Company's acquisition and disposition activities. The remainder of the increase between the respective six month periods of $765,000 was due to an increase in bad debt expense of $384,000 and an increase in non-reimbursable property operating expenses of $139,000; the remainder of the increase was due primarily to increased repairs and maintenance expenses and contract services. The increase in bad debts was due primarily to financial difficulties experienced by certain tenants at the Har Mar, Sun Ray and Crossroads centers. The increase in both reimbursable and non-reimbursable property operating expenses was most notable at Westview ($145,000) and Har Mar Mall ($116,000).

      Real estate tax expense increased $3,683,000 for the six months ended June 30, 1996 as compared to the same period of 1995 (from $4,005,000 to $7,688,000).
For the three months ended June 30, 1996 and 1995, these expenses increased $3,016,000 (from $1,997,000 to $5,013,000). Approximately $3,241,000 and
$2,787,000 of the respective increases was due to the Company's acquisition and disposition activities. The remainder of the increase ($442,000 during the respective six month periods) was due to tax increases at nearly all of the properties. Increases were most notable at the Company's Illinois ($203,000) and Minnesota properties ($199,000) where the tax liability increased approximately 11% between the respective periods. The Company has in place an aggressive tax protest policy and is in the process of appealing the tax levels at several of its properties.

     Mortgage and other interest expense increased approximately $2,570,000 for the six months ended June 30, 1996 as compared to the same period of 1995 (from $2,984,000 to $5,554,000). The debt assumed in the Tucker acquisition resulted in an increase in interest expense of approximately $3,865,000. This increase was partially offset by the payoffs of the Sun Ray mortgage loans (in January
1996) and the payoff of the line of credit and Westwind mortgage loans in July 1995 with the proceeds of the public offering. Between the respective three month periods ended June 30, mortgage and other interest increased $2,649,000 (from $1,520,000 to $4,169,000).

     Depreciation and amortization expense increased $2,414,000 for the six months ended June 30, 1996 as compared to the same period of 1995 (from $3,562,000 to $5,976,000). Approximately $1,986,000 of this increase was due to the Company's acquisitions, primarily Tucker. The balance of the increase was due to the amortization of tenant improvements associated with the new tenants at various properties, principally Har Mar. Depreciation and amortization expense for the three months ended June 30, 1996 and 1995 was $3,724,000 and $1,805,000, respectively (an increase in 1996 of $1,919,000).

     Administrative and general expenses increased from $741,000 to $1,443,000 between the six months ended June 30, 1995 and 1996. For the respective three-month ended periods, general and administrative expenses increased from $382,000 to $888,000. These increases were solely due to growth in the asset and shareholder size of the Company.

     During the first quarter of 1996, the Company took a one-time write-off of $344,000 consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction.

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

     The aggregate results for the six months ended June 30, 1996 was a $12,754,000 increase in net income as compared to the comparable period of 1995, from $3,473,000 ($.41 per share) to $16,227,000 ($1.04 per share). For the three months ended June 30, 1996, net income increased $3,214,000, from $1,638,000 ($.19 per share) to $4,852,000 ($.26 per share). Per share amounts reflect weighted-average shares outstanding of 15,599,623 and 8,548,886 for the six months ended June 30, 1996 and 1995, respectively, and 18,662,532 and 8,684,136 for the three months ended June 30, 1996 and 1995, respectively. The increased number of shares outstanding was due primarily to the 2,500,000 share public offering completed in July 1995 and the issuance of 7,428,157 shares in connection with the Tucker acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The effects of the Company's acquisition of Tucker and its new $150 million unsecured line of credit were described in the "Management's Discussion and Analysis" section of the Company's Form 10-K report for the year ended December 31, 1995.

     For the three months ended June 30, 1996, funds from operations ("FFO") increased $5,067,000 or 153%, from $3,321,000 to $8,388,000. For the six months ended June 30, 1996, FFO increased 84%, from $6,788,000 to $12,485,000. The
Company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which give effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In accordance with newly issued NAREIT guidelines effective for the year ending December 31, 1996, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities. Under the former guidelines for computing FFO, the Company's FFO would have been $8,576,000 and $3,443,000 for the three months ending June 30, 1996 and 1995, respectively, and $12,824,000 and $7,035,000 for the six months ended June 30, 1996 and 1995, respectively. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

FORWARD LOOKING STATEMENTS

     Statements made or incorporation in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Risk Factors" under the discussion of the company's business in item 1 of the Company's Form 10-K for the year ended December 31, 1995.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

             Not applicable

Item 2.  CHANGES IN SECURITIES

             Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     At the Company's Annual Meeting of Stockholders held on May 9, 1996, shares were voted on the following matters as follow (number of shares rounded to nearest full share):

     1.     Election of Directors:

            Nominee                             For           Withheld
            -------                         ----------        --------

            William L. Brown                15,843,876         73,649
            Thomas P. D'Arcy                15,854,594         62,931
            Joseph E. Hakim                 15,854,030         63,495


     2. Amendment and Restatement of the Company's Stock Option Plan to read as set forth in Appendix A to the Notice and Proxy Statement dated April 1, 1996 for such Meeting.

                For          Against         Abstained        No Vote
                ---          -------         ---------        -------

             12,856,515      2,956,327        104,683            0


Item 5.  OTHER INFORMATION

             Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             Not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 13, 1996


                                             Bradley Real Estate, Inc.
                                             -------------------------
                                               Registrant


                                       By:   /s/ Thomas P. D'Arcy
                                             -------------------------
                                             Thomas P. D'Arcy
                                             President and CEO


                                       By:   /s/ Irving E. Lingo, Jr.
                                             -------------------------
                                             Irving E. Lingo, Jr.
                                             Chief Financial Officer
                                             (Principal Accounting Officer)