Form 10-Q
period 1996-09-30
BRADLEY REAL ESTATE INC
filed 1996-11-14
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

    Transition report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the transition period from      to
                                                    -----   -----
Commission file number 1-10328

                           BRADLEY REAL ESTATE, INC.
             (Exact name of registrant as specified in its charter)


                 Maryland                        04-6034603
            (State of Organization)  (I.R.S. Identification No.)


                 40 Skokie Blvd., Northbrook, Illinois 60062
            (Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code; (847) 272-9800

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

Indicate the number of Shares outstanding of each class of Common Stock as of September 30, 1996:

    Shares of Common Stock, $.01 par value:  18,673,084 Shares outstanding.

                           BRADLEY REAL ESTATE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)


                                                          September 30,         December 31,
ASSETS                                                        1996                  1995
                                                          -------------        -------------
Real estate investments-at cost                              $477,355             $189,405
Accumulated depreciation and amortization                     (27,777)             (27,591)
                                                             --------             --------
Net real estate investments                                   449,578              161,814

Real estate investments held for sale, net of
  accumulated depreciation and amortization of $7,213          10,264                    -
Other Assets:
  Cash and cash equivalents                                     2,031                  697
  Rents and other receivables, net of allowance for
    doubtful accounts of $1,322 for 1996 and $711 for
    1995                                                        9,144                8,671
  Unamortized buyout of contract, net                           3,478                4,372
  Deferred charges, net and other assets                       11,466                4,991
                                                             --------             --------
                                                             $485,961             $180,545
                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans                                                125,517               24,794
Line of credit                                                 94,500               14,600
Accounts payable, accrued expenses and other liabilities       17,530                6,053
                                                             --------             --------
Total liabilities                                             237,547               45,447
                                                             --------             --------
Minority interest                                               4,328                    -
                                                             --------             --------
Stockholders' equity:
  Shares of preferred stock, par value $.01 per share:
    Authorized 20,000,000 shares; 0 shares
    issued and outstanding                                          -                    -
  Shares of common stock, par value $.01 per share:
    Authorized 80,000,000 shares; Issued and
    outstanding, 18,673,084 at September 30, 1996
    and 11,230,313 at December 31, 1995                           187                  112
  Shares of excess stock, par value $.01 per share:
    Authorized 50,000,000 shares; 0 shares issued
    and outstanding                                                 -                    -
Additional paid-in capital                                    252,232              148,407
Distributions in excess of accumulated earnings                (8,333)             (13,421)
                                                             --------             --------
                                                              244,086              135,098
                                                             --------             --------
                                                             $485,961             $180,545
                                                             ========             ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)


                                                              Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                               1996        1995        1996         1995
                                                            ----------  ----------  ----------  ----------
Income:
  Rental income                                                $21,442      $9,396     $54,643     $26,697
  Other income                                                     441          15         996         141
                                                            ----------  ----------  ----------  ----------
                                                                21,883       9,411      55,639      26,838
                                                            ----------  ----------  ----------  ----------

Expenses:
  Operations, maintenance and management                         3,485       1,573       9,277       4,235
  Real estate taxes                                              4,375       2,375      12,063       6,380
  Mortgage and other interest                                    4,106         843       9,660       3,826
  Administrative and general                                       944         412       2,387       1,154
  Corporate office relocation                                      409           -         409           -
  Write-off of deferred financing and acquisition costs              -           -         344           -
  Depreciation and amortization                                  3,597       1,851       9,573       5,413
                                                            ----------  ----------  ----------  ----------
                                                                16,916       7,054      43,713      21,008
                                                            ----------  ----------  ----------  ----------
Income before gain on sale of property                           4,967       2,357      11,926       5,830
Gain on sale of property                                             -           -       9,379           -
                                                            ----------  ----------  ----------  ----------
Income before allocation to minority interest                    4,967       2,357      21,305       5,830
Income allocated to minority interest                              (82)          -        (193)          -
                                                            ----------  ----------  ----------  ----------
Net income                                                     $ 4,885      $2,357     $21,112     $ 5,830
                                                            ==========  ==========  ==========  ==========

Per share data:
Net income per share                                           $  0.26      $ 0.21     $  1.27     $  0.62
                                                            ==========  ==========  ==========  ==========
Weighted average shares outstanding                         18,667,241  11,087,721  16,629,648   9,404,449
                                                            ==========  ==========  ==========  ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                                                 Retained
                                                                 Earnings
                                                               (Distributions
                                      Shares      Additional    in Excess of
                                      at par      Paid-In       Accumulated
                                      value       Capital        Earnings)
                                     -------      ----------  ---------------
Balance at December 31, 1995           $112       $148,407        ($13,421)
Net income                                -              -          11,375
Cash distributions ($.33 per share)       -              -          (3,706)
Exercise of stock options                 -             17               -
Dividend reinvestment participation       -             35               -
Shares issued to acquire Tucker
  Properties Corporation                 75        103,623               -
                                     ------  -------------  --------------
Balance at March 31, 1996               187        252,082          (5,752)

Net income                                -              -           4,852
Cash distributions ($.33 per share)       -              -          (6,158)
Dividend reinvestment participation       -             45               -
                                     ------  -------------  --------------
Balance at June 30, 1996                187        252,127          (7,058)

Net income                                -              -           4,885
Cash distributions ($.33 per share)       -              -          (6,160)
Dividend reinvestment participation       -             53               -
Shares issued in exchange for
  Operating Partnership units             -             52               -
                                     ------  -------------  --------------
Balance at September 30, 1996          $187       $252,232         ($8,333)
                                     ======  =============  ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                               Nine Months Ended
                                                                 September 30,

                                                                1996      1995
                                                               --------  --------
Cash flows from operating activities:
  Net income                                                    $21,112    $5,830

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               9,573     5,413
      Gain on sale of property                                   (9,379)        -
      Write-off of deferred financing and acquisition costs         344         -
      Income allocated to minority interest                         193         -

  Changes in operating assets and liabilities, net of
   the effect of the Tucker acquisition:
   (Increase) decrease in rents and other receivables             2,059    (1,904)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities                               (583)    2,446
   (Increase) decrease in deferred charges                       (2,146)       48
                                                               --------  --------
  Net cash provided by operating activities                      21,173    11,833
                                                               --------  --------

Cash flows from investing activities:
  Expenditures for real estate investments                       (5,612)   (7,050)
  Cash acquired through the Tucker acquisition                    4,285         -
  Expenditures related to the Tucker acquisition                 (6,358)        -
  Excess proceeds from like-kind exchange of properties           4,145         -
  Expenditures for purchase of advisory business                      -      (649)
                                                               --------  --------
  Net cash used in investing activities                          (3,540)   (7,699)
                                                               --------  --------

Cash flows from financing activities:
  Borrowing from lines of credit                                118,000     9,200
  Proceeds from public offering, net                                  -    40,508
  Pay-down of line of credit with proceeds from offering              -   (32,600)
  Pay-off of Westwind mortgages with proceeds from offering           -    (4,712)
  Pay-off of secured mortgage loans with borrowings
    from lines of credit                                        (32,234)        -
  Payments under lines of credit                                (84,208)   (5,800)
  Expenditures to acquire new line of credit                     (1,468)        -
  Distributions paid                                            (16,024)   (9,393)
  Distributions to minority interest holders                       (207)        -
  Shares issued under dividend reinvestment plan                    133       204
  Exercise of stock options                                          17       128
  Principal payments on mortgage loans                             (308)     (263)
  Reorganization costs                                                -      (617)
                                                               --------  --------
  Net cash used in financing activities                         (16,299)   (3,345)
                                                               --------  --------
  Net increase in cash and cash equivalents                       1,334       789



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)
                                    (Cont.)



                                               Nine Months Ended
                                                 September 30,
                                                 1996    1995
                                                ------  ------
Cash and cash equivalents:
  Beginning of period                              697     193
                                                ------  ------
  End of period                                 $2,031  $  982
                                                ======  ======
Supplemental Information:
Income taxes paid                               $   19  $  106
                                                ======  ======
Interest paid, net of amount capitalized        $9,748  $3,812
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

The following table sets forth certain summary unaudited pro forma operating data for the Company as if the merger had occurred as of January 1, 1996 and 1995 (dollars in thousands, except per share data):



                                Nine Months Ended September 30,
                     Historical    Pro Forma     Historical      Pro Forma
                        1996          1996          1995            1995
Total Revenue         $55,639       $66,360       $26,838         $64,681
Net Income            $21,112       $23,119       $ 5,830         $12,461
Net Income Per Share  $  1.27       $  1.24       $  0.62         $  0.74

The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the nine months ended September 30, 1996 and 1995, nor does such data purport to represent the results to be achieved in future periods.

In conjunction with the merger, on March 15, 1996 the Company entered into a new $150 million unsecured revolving credit facility maturing March 15, 1998. The line bears interest at a rate equal to the lower of the bank's base rate or 1.75% over LIBOR. The rates available under the line become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade unsecured debt rating. In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the facility is available for the acquisition, development, renovation and expansion of new and existing properties (including, but not limited to, capital improvements, tenant improvements and leasing commissions), and other working capital purposes.

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

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE

The merger acquisition of Tucker on March 15, 1996 resulted in the following non-cash effect on the Company's balance sheet (dollars in thousands):


Property acquired                         ($295,835)
Mortgage loans assumed                      179,374
Merger acquisition costs incurred             6,315
Other assets acquired                        (8,193)
Other liabilities assumed                    14,532
Minority interest assumed                     4,394
Capital stock issued, at $.01 par value          75
Additional paid-in capital                  103,623
                                         ----------
Cash provided by acquisition                 $4,285
                                         ==========

The like-kind exchange of Nicollet Avenue and Brookdale Square on March 26, 1996, resulted in a decrease in other net operating assets of $1,649,000 and the Company assuming net operating liabilities of $173,000.

During the third quarter of 1996, 3,738 shares of Common Stock were issued in exchange for an equivalent number of Operating Partnership units held by the minority interest.

In January 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 in connection with the acquisition of the REIT advisory business of its former advisor.

In April 1995, a property was purchased for $5,261,000 which included the Company's assumption of $2,094,000 in non-recourse mortgages.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of September 30, 1996, the Company is holding for sale its Augusta Plaza, Hood Commons and 585 Boylston properties. The net book value of these properties, $10,264,000, has been reclassified on the balance sheet from "Real estate investments" to "Real estate investments held for sale".

NOTE 6 - COMMITMENTS/SUBSEQUENT EVENTS

On November 8, 1996, the Company completed an underwritten public offering of 2,875,000 shares of Common Stock (including shares issued pursuant to the exercise of the underwriter over-allotment option) under the Company's "shelf" registration statement at a price of $16.50 per share. Net proceeds after offering costs are estimated to be approximately $45 million. The net proceeds are being applied to reduce outstanding indebtedness incurred under the line of credit with the expectation that the Company may reborrow under the line of credit for the acquisition, development, renovation and expansion of properties.

During July 1996, management finalized plans to relocate the Company's headquarters from Boston, Massachusetts to Northbrook, Illinois. The move, which was completed on October 1, 1996, resulted in a charge to earnings during the third quarter of $409,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In March 1996, the Company closed the acquisition of Tucker Properties Corporation ("Tucker") and entered into its new bank line of credit described in Note 2 to the financial statements. Also in March 1996, the Company sold its interest in 501-529 Nicollet Avenue and purchased Brookdale Square Shopping Center as described in Note 3 to the financial statements.

RESULTS OF OPERATIONS

Rental income increased $27,946,000 from $26,697,000 to $54,643,000 for the nine months ended September 30, 1996 compared with the same period of 1995. For the three months ended September 30, 1996, rental income increased $12,046,000 over the comparable period in 1995. Approximately $28,241,000 and $12,713,000 of the respective increases were due to the Company's acquisition and disposition activities, consisting primarily of the acquisition of Tucker. In addition, rental income at Har Mar Mall increased approximately $431,000 between the respective nine month periods due primarily to the HomePlace and Barnes & Noble leases executed during the second half of 1995, as well as a strong performance of the property in general. These increases in rental income were partially offset by decreases in rental income at Westview Center and Grandview Plaza of approximately $398,000 and $256,000.

Other income increased from $141,000 to $996,000 for the nine months ended September 30, 1996 from the same period in 1995 and from $15,000 to $441,000 for the three month periods ended September 30, 1996 and 1995. These $855,000 and $426,000 respective increases were due primarily to a sales tax sharing agreement at Rollins Crossing, one of the properties acquired from Tucker, as well as management and leasing fee revenue generated at other properties in the Tucker portfolio. In addition, interest income earned on the Company's cash and escrow balances increased due to an increase in the weighted average daily balances, including, since the acquisition of Tucker, approximately $3,600,000 held in various escrow accounts in accordance with the $100 million REMIC mortgage note assumed in connection with the Tucker transaction.

Operations, maintenance and management expenses increased $5,042,000 from $4,235,000 to $9,277,000 for the nine months ended September 30, 1996 compared with the same period of 1995. For the three months ended September 30, 1996 and 1995, these expenses increased $1,912,000 from $1,573,000 to $3,485,000.
Operations, maintenance and management expenses increased $4,355,000 and $1,989,000, respectively, as a result of the Company's acquisition and disposition activities.

Real estate tax expense increased $5,683,000 from $6,380,000 for the nine months ended September 30, 1995 to $12,063,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1996 and 1995, these expenses increased $2,000,000 from $2,375,000 to $4,375,000.
Substantially all of the increase during the nine month period was attributable to the Company's acquisition and disposition activities. Although the increase in real estate tax expense was slightly higher absent the acquisition and disposition activities, the Company was successful in its tax protests at properties primarily located in Illinois, where real estate tax expense decreased approximately $312,000, including approximately $210,000 at Westview Center and $98,000 at Rivercrest Center. Ignoring the acquisition and disposition activities, real estate tax expense decreased approximately $427,000 for the three month period ended September 30, 1996 over the comparable period in 1995. The decrease primarily resulted from decreases at the Company's properties located in Illinois of approximately $515,000, including decreases of $344,000 and $158,000 for Westview Center and Rivercrest Center, respectively.

Mortgage and other interest expense increased to $9,660,000 for the nine months ended September 30, 1996 from $3,826,000 during the same period in the prior year. For the three months ended September 30, 1996, mortgage and other interest expense increased $3,263,000. Debt assumed in the Tucker acquisition, consisting primarily of the $100 million REMIC mortgage note secured by six of the acquired Tucker properties, accounted for substantially all of the increase in interest expense. Approximately $3,921,000 and $1,808,000 of the increases for the nine and three month periods ended September 30, 1996, respectively, related to the REMIC. Higher weighted average outstanding balances on the Company's line of credit, also brought about primarily by the Tucker acquisition, resulted in an increase in interest expense of approximately $2,500,000 and $1,548,000 for the nine and three month periods, respectively, ended September 30, 1996 compared with the same periods in the prior year. The increases were partially offset by decreases resulting from the pay-offs of the mortgage notes secured by Sun Ray Shopping Center in January 1996. The Company's weighted average interest rate for the three months ended September 30, 1996 was approximately 7.71%.

Administrative and general expenses increased from $1,154,000 for the nine months ended September 30, 1995 to $2,387,000 for the nine months ended September 30, 1996. For the respective three-month periods, general and administrative expenses increased $532,000 from $412,000 to $944,000. These increases were primarily due to growth in the asset and shareholder size of the Company.

Depreciation and amortization expense increased $4,160,000 for the nine months ended September 30, 1996 compared with the same period in 1995 from $5,413,000 to $9,573,000. Approximately $3,665,000 of this increase was due to the Company's acquisition and disposition activities. The balance of the increase was primarily due to the amortization of tenant improvements associated with the new tenants at various properties, most notably at Har Mar Mall. Depreciation and amortization expense for the three months ended September 30, 1996 and 1995 was $3,597,000 and $1,851,000, respectively. Approximately $1,717,000 of the $1,746,000 increase resulted from the Company's acquisition and disposition activities. The Company ceased recording depreciation and amortization on the real estate investments held for sale, previously amounting to approximately $145,000 per quarter.

During July 1996, management finalized plans to relocate the Company's headquarters from Boston, Massachusetts to Northbrook, Illinois. The move, which was completed on October 1, 1996, resulted in a charge to earnings during the third quarter of approximately $409,000.

During the first quarter of 1996, the Company incurred a one-time write-off of $344,000 consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction.

The gain on sale of property of $9,379,000 recognized during the first quarter of 1996 was generated by the sale of the Company's interest in 501-529 Nicollet Avenue for a net sales price of approximately $12,900,000. Simultaneous with this sale, the Company purchased the Brookdale Square Shopping Center for a purchase price of approximately $8,900,000. These transactions were effected in a tax-deferred exchange to the extent of the purchase price of Brookdale Square Shopping Center.

The aggregate result for the nine months ended September 30, 1996 was a $15,282,000 increase in net income compared with the same period in the prior year, from $5,830,000 ($0.62 per share) to $21,112,000 ($1.27 per share). For the three months ended September 30, 1996, net income increased $2,528,000, from $2,357,000 ($0.21 per share) to $4,885,000 ($0.26 per share). Per share amounts reflect weighted average shares outstanding of 16,629,648 and 9,404,449 for the nine months ended September 30, 1996 and 1995, respectively, and 18,667,241 and 11,087,721 for the three months ended September 30, 1996 and 1995, respectively. The increased numbers of shares outstanding were due primarily to the 2,500,000 share public offering completed in July 1995 and the issuance of 7,428,157 shares in connection with the Tucker acquisition in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

The effects of the Company's acquisition of Tucker and its new $150 million unsecured line of credit were described in the "Management's Discussion and Analysis" section of the Company's report on Form 10-K for the year ended December 31, 1995.

As of September 30, 1996, financial liquidity was provided by approximately $2,000,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $55,500,000. On November 8, 1996, the Company completed an underwritten public offering of 2,875,000 shares of Common Stock (including shares issued pursuant to the exercise of the underwriter over-allotment option) under the Company's "shelf" registration statement at a price of $16.50 per share. Net proceeds after offering costs are estimated to be approximately $45 million. The net proceeds are being applied to reduce outstanding indebtedness incurred under the line of credit with the expectation that the Company may reborrow under the line of credit for the acquisition, development, renovation and expansion of properties. As a result of the public offering and such application of proceeds, cash on hand and available additional borrowings under the line of credit aggregate approximately $100 million. In addition, the Company has $34,460,000 available remaining under the shelf registration.

As of September 30, 1996, the Company is holding for sale its Augusta Plaza, Hood Commons and 585 Boylston Street properties. Proceeds received from such sale or sales would provide additional liquidity to the Company and may be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties.

The Company continues to evaluate prospective acquisitions of individual properties and property portfolios. To fund potential acquisitions, the Company may issue securities under the multi-security shelf registration referred to above either to the public or in privately negotiated transactions. The Company may also acquire properties through the direct issuance of securities of the Company or, via its Operating Partnership, Bradley Operating Limited Partnership, through the issuance of limited partnership units in the Operating Partnership. The Company also expects that it will make further tax-deferred "like-kind" exchanges of existing mature properties or properties located outside of the Company's strategic markets, such as those properties held for sale discussed above, for properties with more growth potential and in line with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions. Finally, the Company may borrow under its line of credit to provide the initial funds for acquisitions (and, potentially, renovations and expansions), with such borrowings being subsequently repaid from the proceeds of further equity or debt offerings, depending upon market conditions at the time.

For the three months ended September 30, 1996, funds from operations ("FFO") increased $4,195,000, or 103%, from $4,081,000 to $8,276,000. For the nine months ended September 30, 1996, FFO increased $9,868,000, or 91%, from $10,861,000 to $20,729,000. The Company generally considers FFO to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles, which give effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In accordance with NAREIT guidelines effective in 1996, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation and amortization of non-real estate assets. Under the former guidelines for computing FFO, the Company's FFO would have been $8,482,000 and $4,208,000 for the three months ended September 30, 1996 and 1995, respectively, and $21,557,000 and $11,243,000 for the nine months ended September 30, 1996 and 1995, respectively. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Risk Factors" under the discussion of the Company's business in Item 1 of the Company's Form 10-K for the year ended December 31, 1995 and under the caption "Risk Factors" in the Company's Prospectus Supplement dated October 29, 1996 filed pursuant to Rule 421(b)(5) as a part of Registration Statement No. 33-87084.

PART II - OTHER INFORMATION


          Item 1.  LEGAL PROCEEDINGS

                               Not applicable

          Item 2.  CHANGES IN SECURITIES

                               Not applicable

          Item 3.  DEFAULTS UPON SENIOR SECURITIES

                               Not applicable

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                               Not applicable

          Item 5.  OTHER INFORMATION

                               Not applicable

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


No Forms 8-K were filed during the period July 1, 1996 through September 30, 1996. The following Forms 8-K have been filed subsequent to September 30, 1996:

     1) October 1, 1996, reporting in Item 5., change of the Company's address.

     2) October 31, 1996, reporting in Item 5., an underwriting agreement dated October 29, 1996 relating to a public offering of 2,500,000 shares of Common Stock plus up to 375,000 additional such shares to be issued pursuant to the over-allotment option provided for in such underwriting agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  November 14, 1996


                                        Bradley Real Estate, Inc.
                                                Registrant



                                   By:  Thomas P. D'Arcy
                                        President and CEO



                                   By:  Irving E. Lingo, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting Officer)