Form 10-K405
period 1996-12-31
BRADLEY REAL ESTATE INC
filed 1997-03-31
CIK 13777

        SECURITIES AND EXCHANGE COMMISSION      Exhibit Index
        Washington, D.C.  20549                 on Pages __ and __

                                FORM 10-K405

               Annual Report Pursuant to Section 15(d) of the
                       Securities Exchange Act of 1934

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                      ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                       Commission File Number 1-10328

                          BRADLEY REAL ESTATE, INC.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                Maryland                               04-6034603
               ----------                             ------------
        (State of Organization)            (I.R.S. Employer Identification No.)

             40 Skokie Blvd., Northbrook, IL           60062
            ---------------------------------         -------
         (Address of Principal Executive Offices)     (ZIP Code)

Registrant's telephone number, including area code  (847) 272-9800
                                                   -----------------
         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class     Name of each exchange on which registered
    ---------------------   -------------------------------------------
       Common Stock                  New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] , No
                                        -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of 21,612,088 shares of Common Stock believed to be held by non-affiliates of the registrant based upon the $19.50 closing price for such Shares on March 10, 1997, on the New York Stock Exchange: $421,435,716

Number of Shares outstanding as of March 10, 1997:  21,665,790


DOCUMENTS INCORPORATED BY REFERENCE

Registrant expects to file no later than April 1, 1997, its definitive Proxy Statement for the 1997 Annual Meeting of Share Owners and hereby incorporates by reference said Proxy Statement into Part III hereof.

STATEMENTS MADE OR INCORPORATED IN THIS REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSLY OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. CERTAIN FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGE 12 OF THIS REPORT.


                                   Part I

ITEM 1.  BUSINESS

General

The objective of Bradley Real Estate, Inc. ("Bradley" or the "Company") is to be a dominant owner of grocery-anchored, open air shopping centers in the Midwestern region of the United States. At December 31, 1996, the Company owned 32 properties in 12 states, aggregating over 7.7 million square feet of rentable space. Approximately 95% of the Company's portfolio square footage is located in Midwest markets, making the Company one of the leading owners and operators of community and neighborhood shopping centers in this region. As of December 31, 1996, the Company's portfolio was 90% occupied.

The Company has elected to qualify as a real estate investment trust ("REIT") for federal income tax purposes since its organization in 1961. The Company believes that it is the nation's oldest continually qualified REIT.

During 1996, the Company grew substantially, primarily as a result of the merger acquisition on March 15, 1996, of Tucker Properties Corporation ("Tucker") (the "Tucker Acquisition"), which more than doubled the size of the Company's portfolio on a square footage basis and sharpened the Company's Midwest focus. The Company also made two other smaller property acquisitions in 1996. In January 1997, it acquired three additional shopping centers in its Midwest target area, and in March 1997, it sold one of its three remaining properties in New England. As a result of these transactions, at the date of this report, the Company owns 34 properties aggregating approximately 7.8 million square feet in 11 states.

As part of its ongoing business, the Company regularly evaluates, and engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations. The Company expects to complete several additional retail acquisitions during 1997. In evaluating potential acquisitions, the Company focuses principally on community and neighborhood shopping centers in a 10 state area -- Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin -- that are anchored by strong regional and independent grocery store chains. The Company favors grocery-anchored shopping centers because, based on the Company's experience, such properties offer better prospects for sustainable cash flow growth over time due to their strong and predictable daily consumer traffic and are less susceptible to external economic factors than other types of properties.

1996 Highlights

The Company considers that its mission is to provide superior returns to its share owners by creating sustainable growth in per share cash flow through the ownership of grocery focused retail properties in the Midwest region of the United States. During 1996, the Company continued to focus on its three main strategic objectives: managing its existing properties to compete in a challenging retail environment, positioning its capital structure for future growth, and continuing to grow through opportunistic acquisitions.

In connection with the stated objective of a strategic focus on the Midwest, the Company relocated its corporate headquarters from Boston, Massachusetts to Northbrook, Illinois during September 1996. The Company's principal executive office is now located at 40 Skokie Boulevard, Suite 600, Northbrook, Illinois 60062. Its telephone number is (847) 272-9800.

Management and Leasing Activity:

Despite a competitive retail climate, the properties owned by the Company at December 31, 1996, were at a 90% occupancy rate. During 1996, the Company negotiated 328,000 square feet of new leases and 124,000 square feet of renewal leases. Combined, these leases represented approximately 6% of the aggregate portfolio. Significant new and renewal leases completed during the year included an expansion of Best Buy at Burning Tree Plaza from 28,000 square feet to 46,000 square feet; two leases with Petter's Warehouse Direct, one at Har Mar Mall for 17,500 square feet, and one at Sun Ray Shopping Center for 20,000 square feet; a 40,000 square foot lease with Stein Mart at Washington Lawndale Commons; and a 15,000 square foot Kohl's expansion at Speedway SuperCenter.

Capital Structure Activity:

In March 1996, the Company entered into a $150 million unsecured revolving credit facility with a syndicate of major U.S. banks, lead by The First National Bank of Boston. The $150 million unsecured line of credit replaced a $65 million secured facility. The Company's line of credit bears interest at the lower of the lead bank's base rate or 1.75% over the London Inter-Bank Offering Rate ("LIBOR"). The rates available under the line of credit become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade credit rating.

In November 1996, the Company completed an underwritten public offering of 2,875,000 shares of common stock. The net proceeds, approximately $44.9 million, were used to pay-down short-term indebtedness incurred under the Company's line of credit with the expectation that the Company may reborrow under the line for the acquisition, development, expansion or renovation of properties. Immediately following the offering, the Company's ratio of debt to total market capitalization (defined as the current market value of all outstanding shares of common stock and limited partnership units that are convertible into common stock plus the principal amount of outstanding debt) was reduced to approximately 33%. At December 31, 1996, the Company's ratio of debt to total market capitalization stood at approximately 32%.

Acquisitions:

On March 15, 1996, the Company completed the acquisition of Tucker Properties Corporation ("Tucker"), which more than doubled the previous size of the Company's portfolio on a square footage basis. The acquisition was consummated through the issuance by the Company of 7.4 million shares of its common stock valued at $13.96 per share, in exchange for 100% of the outstanding shares of Tucker, the assumption of Tucker's liabilities and payment of the related transaction costs.

Tucker held title to its properties through two partnerships; eight of the properties were held through Tucker Operating Limited Partnership ("TOP"), in which Tucker had a 95.9% general partnership interest, and six properties through Tucker Financing Partnership ("TFP"), a general partnership of which TOP owned 99% and a wholly-owned Tucker subsidiary owned the remaining 1%. Upon the acquisition of Tucker, the Company succeeded to Tucker's interest in TOP, TFP and the wholly-owned Tucker corporate subsidiary, and the name "Bradley" was substituted for "Tucker" in each partnership and subsidiary. The properties held by Bradley Financing Partnership ("BFP"), formerly TFP, secure a $100 million mortgage note due in September 2000, (the "REMIC Note") issued to a trust qualifying as a real estate mortgage investment conduit for Federal income tax purposes.

On March 26, 1996, the Company acquired Brookdale Square ("Brookdale"), a 185,000 square foot shopping center located in Brooklyn, Minnesota, a suburb of Minneapolis, for approximately $8.9 million. In connection with the acquisition of Brookdale, the Company completed a "like-kind" exchange for tax purposes and sold its interest in a ground lease at 501-529 Nicollet Avenue in downtown Minneapolis for approximately $12.9 million.

On December 27, 1996, the Company acquired Santa Fe Square ("Santa Fe"), a 134,000 square foot property in Olathe, Kansas, a suburb of Kansas City, Kansas, for approximately $9.1 million.

Subsequent to year-end, in January 1997, the Company acquired three additional grocery-anchored shopping centers in three separate transactions: Martin's Bittersweet Plaza, a 78,000 square foot center in Mishawaka, Indiana, a suburb of South Bend; Roseville Center, a 77,000 square foot center in Roseville, Minnesota, a suburb of St. Paul; and Warren Plaza, a 90,000 square foot center in Dubuque, Iowa. The aggregate purchase price for the properties was approximately $16.2 million.

Dispositions:

The Company's strategy entails a focus on grocery-anchored centers in primary and secondary Midwest markets. From time to time, the Company will evaluate assets within its portfolio with an eye toward disposing of assets that no longer fit the Company's strategy either geographically or from a product type standpoint. In addition, if the Company believes that proceeds from the sale of a given property can be reinvested in new assets that provide greater return potential, such property may be considered for sale.

In March 1996, the Company completed the sale of its ground lease at 501-529 Nicollet Avenue in downtown Minneapolis for approximately $12.9 million. The sale resulted in a gain of $9.4 million for financial reporting purposes, however, because the transaction was structured in part as a like-kind exchange transaction in connection with the acquisition of Brookdale, the gain for income tax purposes amounted to $4.1 million.

As part of the Company's stated objective to focus on the Midwest, at December 31, 1996, the Company was holding for sale its three New England properties. The aggregate book value of these properties, $10.3 million, has been separately classified in the Company's December 31, 1996, consolidated balance sheet. The Company intends to redeploy the proceeds from such sales to acquire additional shopping center properties in the Midwest.

In March 1997, the Company completed the sale of Hood Commons in Derry, New Hampshire for $11.7 million resulting in a gain of approximately $3.1 million for financial reporting purposes. The Company expects to sell its remaining New England properties during 1997.

Operations:

Subsequent to the acquisition of Tucker, the Company completed the integration of its former operating systems and personnel with those of Tucker, resulting in what the Company believes is a stronger, more talented and more efficiently structured organization. During the year the Company completely internalized its Midwest property management and leasing activities under an expanded senior management team, all located in the Midwest, and enhanced its technological capabilities, which both provide the potential for improved property management and facilitate the evaluation of potential acquisitions. At December 31, 1996, the Company had 81 employees, increased from 16 employees at December 31, 1995.

The Company's Properties

The following table and notes describe the Company's properties and rental information for leases in effect as of December 31, 1996:

                                                               PERCENT
                                                              LEASED AT
                                           RENTABLE          DECEMBER 31                          ANNUALIZED
                                   YEAR     SQUARE        -------------------      ANNUALIZED   BASE RENT PER
SHOPPING CENTERS                 ACQUIRED    FEET         1996           1995      BASE RENT      LEASED SF
--------------------------------------------------------------------------------------------------------------

ILLINOIS
--------
Commons of Chicago Ridge
 and Annex                      1996       309,000         77%            73%    $2,398,563         $ 6.00
Chicago Ridge, IL



--------------------------------------------------------------------------------------------------------------
Commons of Crystal Lake(2)      1996       273,000         75%            98%     2,357,251          11.56
Crystal Lake, IL
--------------------------------------------------------------------------------------------------------------
Crossroads Center               1992       242,000         93%            93%     1,256,261           5.56
Fairview Heights, IL
--------------------------------------------------------------------------------------------------------------
Heritage Square                 1996       212,000        100%           100%     2,600,274          12.25
Naperville, IL

--------------------------------------------------------------------------------------------------------------
High Point Centre               1996       240,000        100%           100%     2,150,297           8.95
Lombard, IL


--------------------------------------------------------------------------------------------------------------
Meadows Town Mall               1996       382,000         60%            81%     1,420,013           6.17
Rolling Meadows, IL

--------------------------------------------------------------------------------------------------------------
Rivercrest Center               1994       454,000        100%           100%     3,507,723           7.75
Crestwood, IL




--------------------------------------------------------------------------------------------------------------
Rollins Crossing(3)             1996        66,000         93%           100%       538,539           8.81
Round Lake Beach, IL
--------------------------------------------------------------------------------------------------------------
Sheridan Village                1996       298,000         98%            97%     2,197,545           7.53
Peoria, IL
--------------------------------------------------------------------------------------------------------------
Westview Center                 1993       328,000         72%            78%     2,274,855           9.67
Hanover Park, IL
--------------------------------------------------------------------------------------------------------------

                                                                                                BASE
                                                                                             LEASE/OPTION
                                                                             SQUARE            EXPIRATON
SHOPPING CENTERS                   MAJOR TENANTS (1)                          FEET               DATE
---------------------------------------------------------------------------------------------------------

ILLINOIS
--------
Commons of Chicago Ridge            T.J.Maxx                                 25,082           1998/2008
 and Annex                          Marshalls                                27,000           1999/2014
Chicago Ridge, IL                   Office Depot                             27,680           2002/2012
                                    Cineplex Odeon                           25,000           2008/2018
                                    Michaels Stores                          17,550           1999/2004
                                    Pep Boys                                 22,354           2015/2035
---------------------------------------------------------------------------------------------------------
Commons of Crystal Lake(2)          Jewel/Osco                               59,804           2007/2042
Crystal Lake, IL                    Venture (not owned)                      81,338             2006
---------------------------------------------------------------------------------------------------------
Crossroads Center                   Kmart (ground lease)                     96,268           2001/2020
Fairview Heights, IL                T.J.Maxx                                 33,200           2006/2013
---------------------------------------------------------------------------------------------------------

Heritage Square                     Montgomery Ward                         111,016           2013/2033
Naperville, IL                      Circuit City                             28,351           2009/2024
                                    Stroud's                                 26,703           2003/2013
---------------------------------------------------------------------------------------------------------
High Point Centre                   Cub Foods                                62,000           2008/2033
Lombard, IL                         T.J.Maxx                                 25,200           1998/2013
                                    Office Depot                             36,416           2003/2013
                                    MacFrugal's                              17,040           2006/2021
---------------------------------------------------------------------------------------------------------
Meadows Town Mall                   Waccamaw                                108,000           1999/2009
Rolling Meadows, IL                 Elek-Tek                                 32,000           2001/2011
                                    Women's Club                             20,478           1998/2008
---------------------------------------------------------------------------------------------------------
Rivercrest Center                   Omni Foods                               87,937           2011/2031
Crestwood, IL                       Venture                                  79,903           2011/2031
                                    Sears Roebuck and Co.                    55,000           2001/2011
                                    T.J.Maxx                                 34,425           2004/2019
                                    PETsMART                                 31,639           2010/2030
                                    Best Buy                                 25,000           2008/2023
                                    OfficeMax                                24,000           2007/2017
                                    Hollywood Park                           15,000           2000/2005
---------------------------------------------------------------------------------------------------------
Rollins Crossing(3)                 Sears Hardware                           21,083           2005/2020
Round Lake Beach, IL                Super Kmart (not owned)                 190,000             2033
---------------------------------------------------------------------------------------------------------
Sheridan Village                    Bergner's Dept. Store                   162,852           2006/2021
Peoria, IL                          Cohen's Furniture                        16,600             2006
---------------------------------------------------------------------------------------------------------
Westview Center                     Cub Foods                                67,163           2009/2029
Hanover Park, IL                    Marshalls                                34,302           2004/2019
---------------------------------------------------------------------------------------------------------

<Caption
                                               PERCENT
                                              LEASED AT                                                                   BASE
                                   RENTABLE   DECEMBER 31                  ANNUALIZED                                 LEASE/OPTION
                          YEAR      SQUARE    -----------    ANNUALIZED   BASE RENT PER                      SQUARE    EXPIRATION
SHOPPING CENTERS        ACQUIRED     FEET     1996    1995    BASE RENT    LEASED SF      MAJOR TENANTS(1)    FEET        DATE
------------------------------------------------------------------------------------------------------------------------------------
INDIANA
-------
Speedway SuperCenter     1996      535,000      98%     98%   $3,891,512      $7.40   Kohl's                   90,027     2004/2024
 and Outlots                                                                          Kroger                   59,515     2013/2043
Speedway, IN                                                                          Sears Roebuck and Co.    30,825     2004/2024
                                                                                      Old Navy                 15,000     2005/2010
                                                                                      Kittles                  25,320     2000/2010
                                                                                      PETsMART                 21,781     2002/2012
                                                                                      Factory Card Outlet      16,675     2003/2013
                                                                                      Lindo Super Spa          16,589        2000
------------------------------------------------------------------------------------------------------------------------------------
The Village              1996      356,000      92%     97%    1,735,543       5.32   JC Penney                60,600     1999/2004
Gary, IN                                                                              Goldblatt's              55,000     2000/2005
                                                                                      McCrory's                24,500     1998/2003
                                                                                      Post-Tribune Publishing  19,246       1999
                                                                                      Indiana Employment       18,050       2000
------------------------------------------------------------------------------------------------------------------------------------
Washington Lawndale      1996      333,000      87%     99%    1,414,962       4.89   Target                   83,110     2005/2025
  Commons                                                                             Sears Homelife           34,527     2003/2018
Evansville, IN                                                                        Allied Sporting Goods    20,285     1997/2012
                                                                                      Jo-Ann Fabrics           15,262     2003/2013
                                                                                      Books-A-Million          20,515     2002/2008
------------------------------------------------------------------------------------------------------------------------------------
KANSAS
------
Santa Fe Square          1996      134,000      95%     N/A    1,106,696       8.72   Schnucks                 55,820     2007/2027
Olathe, KS
------------------------------------------------------------------------------------------------------------------------------------
KENTUCKY
--------
Stony Brook              1996      136,000      94%     96%    1,324,847      10.35   Kroger                   79,625     2021/2046
Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
MAINE
-----
Augusta Plaza            1971      152,000      93%     89%      613,505       4.35   Kmart                    85,808     1997/2012
Augusta, ME
------------------------------------------------------------------------------------------------------------------------------------
MINNESOTA
---------
Brookdale Square         1996      185,000      84%     N/A    1,160,984       7.44   Circuit City             36,392     2014/2034
Brooklyn, MN                                                                          Office Depot             30,395     2004/2014
                                                                                      Drug Emporium            25,782     2000/2010
                                                                                      United Artists           24,534     2002/2022
------------------------------------------------------------------------------------------------------------------------------------
Burning Tree Plaza       1993      120,000     100%     100%   1,037,499       8.62    T.J. Maxx               30,000     2004/2019
Duluth, MN                                                                             Best Buy                28,000     1999/2014
                                                                                       Piece Goods Shops       17,682     1999/2004
------------------------------------------------------------------------------------------------------------------------------------
Har Mar Mall             1992      431,000      89%      86%   3,569,078       9.32    HomePlace               54,489     2010/2026
Roseville, MN                                                                          Barnes & Noble          44,856     2010/2025
                                                                                       Marshalls               34,858     1998/2013
                                                                                       T.J.Maxx                25,025     1998/2008
                                                                                       General Cinema          22,252     2001/2021
                                                                                       General Cinema          19,950     2000/2010
                                                                                       Michaels Stores         17,907     2003/2018
------------------------------------------------------------------------------------------------------------------------------------

                                                                          PERCENT
                                                                         LEASED AT
                                                RENTABLE                DECEMBER 31
                                 YEAR            SQUARE              -----------------         ANNUALIZED
SHOPPING CENTERS               ACQUIRED           FEET               1996         1995          BASE RENT
------------------------------------------------------------------------------------------------------------
Hub West Shopping Center        1991            78,000                  100%      100%          $  826,567
Richfield, MN
------------------------------------------------------------------------------------------------------------
Richfield Hub Shopping          1988            138,000                  96%       97%           1,215,868
  Center
Richfield, MN
------------------------------------------------------------------------------------------------------------
Sun Ray Shopping Center         1961            261,000                  81%       97%           1,650,360
St. Paul, MN



------------------------------------------------------------------------------------------------------------
Terrace Mall                    1993            137,000                  94%       92%             909,289
Robbinsdale, MN
------------------------------------------------------------------------------------------------------------
Westwind Plaza                  1994             88,000                  91%       96%             843,574
Minnetonka, MN
------------------------------------------------------------------------------------------------------------
White Bear Hills                1993             73,000                 100%      100%             588,518
White Bear Lake, MN
------------------------------------------------------------------------------------------------------------
MISSOURI
--------
Grandview Plaza                 1971            314,000                  78%       98%           2,163,990
Florissant, MO

------------------------------------------------------------------------------------------------------------
NEW HAMPSHIRE
-------------
Hood Commons                    1973            216,000                  94%       97%           1,473,253
Derry, NH
------------------------------------------------------------------------------------------------------------
NEW MEXICO
----------
St. Francis Plaza               1995             30,000                 100%      100%             357,000
Santa Fe, NM
------------------------------------------------------------------------------------------------------------
TENNESSEE
---------
Williamson Square               1996            335,000                  93%       96%           2,107,290
Franklin, TN
------------------------------------------------------------------------------------------------------------
WISCONSIN
---------
Mequon Pavilions                1996            212,000                  99%       98%           2,252,183
Mequon, WI
------------------------------------------------------------------------------------------------------------
RETAIL/OFFICE BUILDING
----------------------
One North State                 1996            640,000                  98%       95%           9,486,289
Chicago, IL
------------------------------------------------------------------------------------------------------------
585 Boylston Street             1961             22,000                  90%       98%             680,934
Boston, MA
------------------------------------------------------------------------------------------------------------

                                                                                                    BASE
                           ANNUALIZED                                                           LEASE/OPTION
                          BASE RENT PER                                        SQUARE            EXPIRATION
SHOPPING CENTERS           LEASED SF                    MAJOR TENANTS(1)        FEET                DATE
------------------------------------------------------------------------------------------------------------
Hub West Shopping Center      $10.56              Rainbow Foods                50,817            2012/2022
Richfield, MN                                     U.S. Swim & Fitness          26,185            2001/2003
------------------------------------------------------------------------------------------------------------
Richfield Hub Shopping          9.18              Marshalls                    26,785            2003/2008
  Center                                          Michaels Stores              24,235            1999/2014
Richfield, MN

------------------------------------------------------------------------------------------------------------
Sun Ray Shopping Center         7.75              JC Penney                    40,451            1999/2009
St. Paul, MN                                      Marshalls                    26,256            2005/2020
                                                  T.J.Maxx                     23,955            2000/2005
                                                  Petter's                     20,000               2007
                                                  Michaels Stores              18,127            2004/2019
------------------------------------------------------------------------------------------------------------
Terrace Mall                    7.06              Rainbow Foods                59,232            2013/2033
Robbinsdale, MN                                   North Memorial               32,000            1999/2004
------------------------------------------------------------------------------------------------------------
Westwind Plaza                 10.58              Northern Hydraulics          18,165            2002/2012
Minnetonka, MN
------------------------------------------------------------------------------------------------------------
White Bear Hills                8.05              Festival Foods               45,679            2011/2021
White Bear Lake, MN
------------------------------------------------------------------------------------------------------------
MISSOURI
--------
Grandview Plaza                 8.82              Home Quarters                84,611            2013/2033
Florissant, MO                                    Schnucks                     68,025            2011/2026
                                                  Walgreens                    15,984            2008/2043

------------------------------------------------------------------------------------------------------------
NEW HAMPSHIRE
-------------
Hood Commons                    7.25              Shaw's                       58,258            2013/2033
Derry, NH                                         Ames                         50,000            2000/2005
                                                  Decelle                      26,353            1999/2014

------------------------------------------------------------------------------------------------------------
NEW MEXICO
----------
St. Francis Plaza              11.98              Walgreens                    14,950            2013/2043
Santa Fe, NM                                      Wild Oats                    14,850            2006/2066
------------------------------------------------------------------------------------------------------------
TENNESSEE
---------
Williamson Square               6.78              Wal-Mart                    137,493            2008/2038
Franklin, TN                                      Kroger                       63,986            2008/2038
                                                  Carmike Cinemas              29,000            2008/2018

------------------------------------------------------------------------------------------------------------
WISCONSIN
---------
Mequon Pavilions               10.72              Kohl's Food Emporium         45,697            2010/2050
Mequon, WI                                        Furniture Clearance          19,900               1997
------------------------------------------------------------------------------------------------------------
RETAIL/OFFICE BUILDING
----------------------
One North State                15.18              First Chicago               296,782              2003
Chicago, IL                                       Arthur Andersen(4)          126,533              1998
                                                  T.J. Maxx                    77,675            2001/2011
                                                  Filene's Basement            50,000            2002/2012
                                                  Int'l Academy of Design      44,000            2003/2008
------------------------------------------------------------------------------------------------------------
585 Boylston Street            34.95              CVS Pharmacy                  7,582            2001/2016
Boston, MA
------------------------------------------------------------------------------------------------------------

  (1) Major tenants are defined as tenants leasing 15,000 square feet or more of the rentable square footage with the exception of 585 Boylston Street and St. Francis Plaza. In some cases, the named tenant occupies the premises as a sublessee. The Company views "anchor" tenants as a subset of the major tenants at each property, generally consisting of those tenants which also represent more than 15% of the property's rentable square footage.


  (2) The amount of rentable square feet at Commons of Crystal Lake does not include approximately 81,000 square feet which is owned by Metropolitan Life and leased to Venture.


  (3) The amount of rentable square feet at Rollins Crossing does not include approximately 190,000 square feet which is owned by Kmart Corporation.


  (4) This tenant exercised its option on April 1, 1996, to terminate its lease, effective as of April 1, 1998, and has paid a $1.8 million cancellation fee. The tenant has moved out of its space.

  One North State

  One North State was the only property in the portfolio at December 31, 1996, that represented 10% or more of the historic book value of the Company's total assets at December 31, 1996, or accounted for 10% or more of the Company's gross revenues in 1996. One North State is a mixed-use property located in the "Loop" area of downtown Chicago, Illinois. The property aggregates approximately 640,000 square feet of GLA including approximately 159,000 square feet of retail space. Real estate taxes for this property amounted to approximately $2,917,000 for the period March 15, 1996 through December 31, 1996. The retail portion of this property is anchored by T.J. Maxx and Filene's Basement. The leases to T.J. Maxx and Filene's Basement provide current minimum annual rent of approximately $1,237,000 and $1,000,000, respectively. The office portion of this property is leased primarily to First Chicago and Arthur Andersen. The leases to First Chicago and Arthur Andersen provide current minimum annual rent of approximately $3,942,000 and $1,518,000, respectively.

  The following tables set forth certain supplemental information with respect to One North State, and reflect Arthur Andersen's termination in 1996 of its lease effective April 1998, and the fact that its leased space was not occupied at December 31, 1996. See "Risk Factors - Real Estate Investment Considerations - Potential Negative Effect of One North State Property."

a.    Percentage occupied at December 31 for the last five years:


                        1996                      78%
                        1995                      95%
                        1994                      95%
                        1993                      95%
                        1992                      89%

b. The average effective annual minimum rentals per square foot for 1996, 1995, and 1994 were as follows:


                        1996                    $15.18
                        1995                    $15.45
                        1994                    $16.34

c. Leases in effect at December 31, 1996, expiring over each of the next ten years, assuming no tenants exercise renewal options:


                           No. of      Square      Minimum
                           Leases       Feet    Future Rents
                           ------      ------   ------------
                  1997       3          8,494    $   36,000
                  1998       1        126,533     1,518,400
                  1999       1          1,177        76,505
                  2000       1          1,807       182,507
                  2001       5         83,767     1,645,670
                  2002       2         51,451     1,101,570
                  2003       4        343,432     4,712,361
                  2004       1          6,200       120,000
                  2005       2          2,035       121,547
                  2006       -              -             -

Tenant Mix and Leases

As evidenced by the foregoing tables, the Company's tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Such tenants tend to be stable performers in both good and bad economic times. As of December 31, 1996, sixteen of the Company's shopping centers were anchored by supermarkets, most of which are leading grocery chains in their respective markets. No tenant included in the Company's portfolio of properties on December 31, 1996, accounted for 10% or more of the Company's rental income in 1996.

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

Leases to major tenants tend to provide lower minimum rents per square foot than smaller shop leases. Major tenant leases for properties included in the portfolio at December 31, 1996, provided an average annual minimum rent of $6.53 per square foot, compared with non-major tenant leases which provided an average annual minimum rent of $10.51. In general, the Company believes that minimum rental rates for anchor tenant leases entered into several years ago are below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1996, for the properties included in the portfolio at December 31, 1996(excluding properties held for sale), and the number of leases that will expire, the square feet covered by such leases and the minimum annual rent in the year of expiration under such expiring leases for the next ten years are as follows:



                                           Leases Expiring
                                ------------------------------------
     Year Ending   Minimum       Number                  Minimum
     December 31  Future Rents  of Leases  Square Feet  Future Rents
     -----------  ------------  ---------  -----------  ------------
        1997     $56,997,000    107        312,851     $3,310,512
        1998      52,024,000    114        565,892      5,640,188
        1999      48,267,000    130        697,434      5,436,589
        2000      43,829,000    104        518,155      4,762,942
        2001      38,747,000     90        612,005      5,800,715
        2002      32,273,000     40        352,282      3,857,982
        2003      28,886,000     30        601,037      6,862,889
        2004      22,699,000     22        357,283      2,345,931
        2005      19,792,000     39        334,033      2,630,149
        2006      16,910,000     29        441,153      2,712,121

Risk Factors

General

As in every business, there are risk factors that face the Company and its operations. By setting forth below some of the factors that could cause the actual results of the Company's operations or plans to differ materially from the Company's expectations as set forth in statements in this Report or elsewhere that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company seeks to avail itself of the "safe harbor" provided in the Private Securities Litigation Reform Act of 1995.

Substantial Debt Obligations and Term of Debt

The Company's obligations for borrowed money aggregated approximately $188.9 million at December 31, 1996, as compared to $39.4 million at December 31, 1995. The ratio of debt to total market capitalization of the Company was approximately 32% as compared to 20% at December 31, 1995. This increase in the Company's leverage and its ratio of debt to total market capitalization could increase the risk of default under its indebtedness. Failure to pay debt obligations when due could result in the Company losing its interest in the properties collateralizing such obligations.

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

The maturity in September 2000, of the $100 million REMIC Note may increase the Company's risk of default on its indebtedness. The Company has historically been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. There can be no assurance that the Company will continue to be able to repay or to refinance its indebtedness relating to the REMIC Note or any of its other indebtedness on commercially reasonable or any other terms.

The Company's unsecured line of credit bears interest at a variable rate. The balance outstanding under the line of credit at December 31, 1996, was $63.5 million; and the Company may increase outstanding borrowings to $150 million. To the extent the Company's exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect the Company's net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions it can make to its share owners.

The Company's line of credit requires the Company to maintain interest rate protection, at a rate satisfactory to the lead lender, with respect to $100 million of indebtedness. The Company has entered into an interest rate protection agreement with The First National Bank of Boston (the "Bank"), with respect to $57 million of indebtedness, whereby the Bank will reimburse the Company the amount by which the then applicable three month LIBOR rate, exceeds the then applicable cap rate per the agreement (currently 9.25%). The Company has entered into an interest rate swap agreement with the Bank with respect to the remaining $43 million required to be hedged, thereby fixing the interest rate on the $43 million over the term of the line of credit agreement. There can be no assurance that these interest rate protection provisions will be effective.

The foregoing risks associated with the debt obligations of the Company may adversely affect the market price of the Company's Common Stock and may inhibit the Company's ability to raise capital and issue equity in both the public and private markets.

Restrictions on Ability of the Company to Dispose of Properties

Pursuant to the terms of the Indenture governing the REMIC Note (the "REMIC Indenture"), the Company cannot prepay principal payments on the REMIC Note and the properties collateralizing the REMIC Note cannot be sold until October 1997. If the Company wishes either to prepay all or part of the $100 million principal of the REMIC Note or to sell any of the properties collateralizing the REMIC Note after such date, it will incur significant prepayment penalties. The prepayment of principal of the REMIC Note requires an additional payment of the greater of either (i) 1% of the amount of principal being prepaid or (ii) the product of (A) the difference between the outstanding principal balance of the REMIC Note before prepayment and the present value of all remaining interest and principal payments thereon and (B) the amount of principal being prepaid divided by the outstanding principal balance of the REMIC Note. After October 1997, in order to release any of the properties collateralizing the REMIC Note from the lien so that such properties may be sold, the REMIC Indenture requires that certain additional conditions be met, including that
(i) the aggregate amount of principal repaid on the REMIC Note equal at least 125% of the amount of principal allocated to the property to be released and
(ii) certain debt service coverage ratios continue to be satisfied.

Pursuant to the terms of the Tucker Acquisition, the Company, as the general partner of Bradley Operating Limited Partnership, may not elect to dissolve the Operating Partnership or sell all or substantially all of the assets of the Operating Partnership without the consent of a majority in interest of the limited partners, except in connection with a merger or other business combination of the Company, until March 15, 1998. Thus the Company is restricted from disposing of all or substantially all of the properties held by the Operating Partnership.

Potential Anti-Takeover Effect of Certain Provisions

Certain provisions contained in the Company's Articles of Amendment and Restatement (the "Charter") and Bylaws (the "Bylaws") may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company. These provisions include the following: (i) the Company's Charter provides for three classes of Directors, with the term of office of one class expiring each year, (ii) the Company's Bylaws provide that the holders of not less than 25% of the outstanding shares of Common Stock may call a special meeting of the Company's share owners, and (iii) the Charter generally limits any holder from acquiring more than 9.8% of the value of all outstanding capital stock of the Company. With respect to clause (ii) in the preceding sentence, a recent change in the Maryland General Corporation Law, under which the Corporation is organized, authorizes the Directors of the Company to amend the Bylaws to increase the number of outstanding shares of Common Stock required to call a special meeting from 25% to a majority.

These provisions described above could have a potential anti-takeover effect on the Company. The staggered Board provision in the Charter prevents share owners from voting on the election of more than one class of directors at each annual meeting of share owners and thus may have the effect of keeping the members of the Board of Directors of the Company in control for a longer period of time. The staggered Board provision and the provision in the Bylaws requiring holders of at least 25% of the outstanding shares of Common Stock to call a special meeting of share owners may have the effect of making it more difficult for a third party to acquire control of the Company without the consent of its Board of Directors, including certain acquisitions which share owners deem to be in their best interest. In addition, the ownership limits in the Charter may also (i) deter certain tender offers for the shares of Common Stock which might be attractive to certain share owners, or (ii) limit the opportunity for share owners to receive a premium for their shares of Common Stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the value of the outstanding shares of Common Stock, or otherwise effect a change in control.

The provisions of the Maryland General Corporation Law relating to certain "business combinations" and "control share" acquisitions involving corporations organized under the laws of that state may also inhibit a change in control of the Company.

Real Estate Investment Considerations

Dependence on Midwestern Region and Retail Industry

The substantial majority of the Company's properties are located in the Midwestern region of the United States and such properties consist predominantly of community and neighborhood shopping centers. The Company's performance therefore is linked to economic conditions in the Midwest and in the market for retail space generally. The market for retail space has been adversely affected by the ongoing consolidation in the retail sector, the adverse financial condition of certain large companies in this sector and the excess amount of retail space in certain markets. To the extent that these conditions impact the market rents for retail space, they could result in a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Company can make to its share owners.

In addition, the Company predominantly owns and operates shopping centers catering to retail tenants. To the extent that the investing public has a negative perception of the retail sector, the value of shares of common stock of the Company may be negatively impacted, thereby resulting in such shares trading at a discount below the inherent value of the assets of the Company as a whole.

Financial Condition and Bankruptcy of Tenants

Since substantially all of the Company's income has been, and will continue to be, derived from rental income from retail shopping centers, the Company's net income, FFO and cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations to the Company or if the Company were unable to lease, on economically favorable terms, a significant amount of space in its shopping centers. In addition, in the event of default by a tenant, the Company may experience delays and incur substantial costs in enforcing its rights as landlord.

At any time, a tenant of the Company's properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of the tenant lease. Such an event could cause a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Company can make to its share owners. No assurance can be given that any present tenant which has filed for bankruptcy protection will continue making payments under its lease or that any tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will continue to make rental payments in a timely manner. In addition, a tenant may, from time to time, experience a downturn in its business, which may weaken its financial condition and result in a reduction or failure to make rental payments when due. If a lessee or sublessee defaults in its obligations to the Company, the Company may experience delays in enforcing its right as lessor or sublessor and may incur substantial costs and experience significant delays associated with protecting its investment, including costs incurred in renovating and releasing the property.

Potential Negative Effect of One North State Property

During the year ended December 31, 1996, more than 10% of the total revenue of the Company was derived from rents and expense reimbursements from tenants of the One North State property, which is a "mixed use" property located in downtown Chicago. The total rents currently being paid by certain of this property's tenants may be in excess of current market rates. The leases of these tenants begin to expire in 2001. One office tenant, Arthur Andersen, however, has exercised an option to terminate its lease, effective as of April 1, 1998, and paid the Company a $1.8 million cancellation fee. Pursuant to the terms of the REMIC Indenture, this termination fee was paid into a reserve account which is required to be used, among other things, to pay for tenant alterations, leasing commissions and other lease inducements directly related to this space. Any unused amount of this reserve account must be used to repay the principal amounts owed under the REMIC Note. The inability of the Company to lease such property, or a significant reduction in the amount of rent and expense reimbursements paid by the tenants of such property, could have an adverse impact on the operating results of the Company.

Vacancies and Lease Renewals

The Company is continually faced with expiring tenant leases at its properties. Some lease expirations provide the Company with the opportunity to increase rentals or to hold the space available for a stronger long-term tenancy. In other cases, there may be no immediately foreseeable strong tenancy for space, and the space may remain vacant for a longer period than anticipated or may be able to be re-leased only at less favorable rents. In such situations, the Company may be subject to competitive and economic conditions over which it has no control. Accordingly, there is no assurance that the effects of possible vacancies or lease renewals at such properties may not reduce the rental income, net income, FFO and funds available for distribution below levels anticipated by the Company.

Possible Environmental Liabilities

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of the Company's properties, including those acquired in the Tucker Acquisition, have been subjected to Phase I or similar environmental audits (which involve inspection without soil sampling or ground water analysis) by independent environmental consultants. Except as described below, these environmental audit reports have not revealed any potential significant environmental liability, nor is management aware of any environmental liability with respect to the properties that it believes would have a material adverse effect on the Company's business, assets or results of operations. No assurance can be given that existing environmental studies with respect to the properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to the Company.

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

In connection with the execution of the merger agreement relating to the Tucker Acquisition, the Company and certain individuals who had previously provided a limited indemnity to Tucker for environmental liabilities at Commons of Chicago Ridge (the "Individuals") have agreed to share the cost of having an outside consultant conduct a new Phase II investigation of the soil and groundwater of the property and to prepare a report recommending what action the Company should take with respect to such matters. In the event that the Company decides to implement any of the recommendations of such consultant (the "Recommended Work"), the Individuals have agreed to pay fifty percent of the costs of the Recommended Work, with the Individuals' aggregate liability for the Recommended Work limited to a maximum of $200,000.

The Individuals have also agreed to indemnify the Company and its subsidiaries and affiliates against all claims, losses, costs and expenses incurred by such parties arising out of any administrative, regulatory or judicial action, suit, investigation or proceeding in connection with any applicable environmental health or safety law regarding hazardous substances, materials, wastes or petroleum products, or any common law right of action regarding such substances, materials, wastes or products, whether brought by a governmental or regulatory authority or by a third party, that is initiated on or before October 4, 2003, with respect to conditions or acts at the Commons of Chicago Ridge which existed prior to October 4, 1993. In connection with this indemnification obligation, the Company has agreed to keep the Individuals reasonably informed of various activities relating to the property and to consult with the Individuals with respect to any potential claims, settlements and remediation which could trigger the indemnification obligations of the Individuals. There can be no assurance that the Individuals will be in a position to honor their indemnity obligations or that the liabilities may not exceed the limit of their indemnity obligations. Regardless of such indemnification, based on the information currently available, management of the Company does not believe that the environmental liabilities and expenses relating to the Commons of Chicago Ridge property would have a material effect on the liquidity, financial condition or operating results of the Company.

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

Uncertainty of Meeting Acquisition Objectives

The Company continually seeks prospective acquisitions of additional shopping centers and portfolios of shopping centers which the Company believes can be purchased at attractive initial yields and/or which demonstrate the potential for revenue and cash flow growth through implementation of renovation, expansion, re-tenanting and re-leasing programs similar to those that the Company has undertaken with respect to properties in its existing portfolio. There can be no assurance that the Company will effect any potential acquisition that it may evaluate. The evaluation process involves costs which are non-recoverable in the case of acquisitions which are not consummated. In addition, notwithstanding the Company's adherence to its criteria for evaluating and due diligence regarding potential acquisitions, there can be no assurance that any acquisition that is consummated will meet the Company's expectations.

Competition

All of the properties owned by the Company are located in developed areas. There are numerous other retail properties and real estate companies within the market area of each such property which compete with the Company for tenants and development and acquisition opportunities. The number of competitive retail properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent space at the properties and the amount of rents charged and (ii) development and acquisition opportunities. The Company competes for tenants and acquisitions with others who have greater resources than the Company.

Adverse Consequence of Failure to Qualify as a REIT and Other Tax Risks

The Company believes that it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code (the "Code") for each taxable year since its formation in 1961. Although management of the Company believes that the Company is organized and is operating in such a manner, no assurance can be given that the Company will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Company's control. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources and the Company must make distributions to share owners aggregating annually at 95% of its REIT taxable income (excluding net capital gains). In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Company, however, is not aware of any currently pending tax legislation that would adversely affect its ability to continue to operate as a REIT.

If the Company fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, it will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of the Company available for investment or distribution to share owners because of the additional tax liability for the year or years involved. In addition, distribution would no longer be required to be made. To the extent that distributions to share owners would have been made in anticipation of the Company's qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under certain debt obligations of the Company.

In connection with the Tucker Acquisition, Tucker represented to the Company that, since its formation, it also operated so as to qualify as a REIT under the Code up to the time of the Tucker Acquisition. If Tucker failed to qualify as a REIT in any year in which it elected so to qualify and consequently becomes liable to pay taxes as a regular non-REIT corporation, the liabilities of Tucker that the Company assumed upon effectiveness of the

Tucker Acquisition include such tax liability. Moreover, Tucker's failure to qualify as a REIT could disqualify the Company as a REIT for the periods following the Tucker Acquisition. The Company's acquisition of Tucker's general partner interest in the Operating Partnership and Tucker's indirect interests in certain subsidiary partnerships of the Operating Partnership involve special tax considerations, including the qualification of each such partnership as a "partnership" for federal income tax purposes, which also could impact the Company's ability to qualify as a REIT.

The failure to qualify as a REIT would have a material adverse effect on an investment in the Company as the taxable income of the Company would be subject to federal income taxation at corporate rates, and, therefore, the amount of cash available for distribution to its share owners would be reduced or eliminated.

ITEM 2. PROPERTIES

The properties owned by the Company at December 31, 1996, are described under
Item 1 and in Note 3 of the Notes to Financial Statements contained in this Report.

The Company's principal office is located at 40 Skokie Boulevard in Northbrook, Illinois, where the Company leases approximately 10,000 square feet of space from an unrelated landlord. The Company maintains regional property management and leasing offices at its Har Mar Mall in Roseville, Minnesota and its Grandview Plaza in Florissant, Missouri.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable.

ITEM 4.A.       EXECUTIVE OFFICERS OF THE REGISTRANT

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

President and Chief Executive Officer - Thomas P. D'Arcy, age 37, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

Executive Vice President - Richard L. Heuer, age 44, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies from September 1993, and Towle Real Estate Company from 1988, which companies were the independent property management companies that managed the Company's Minnesota properties.

Executive Vice President - E. Paul Dunn, age 50, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

Senior Vice President - Marianne Dunn, age 37, was named Senior Vice President of the Company in September 1995, having served as Vice President of the Company since 1993 and as Investment Manager since 1990.

Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 45, has held the position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust, from June 1993 to September 1995. Prior to June 1993, Mr. Lingo was Vice President-Finance of CSX Realty, a subsidiary of CSX Corporation, from 1991-1992.

None of the Officers or Directors of the Company is related to any other Officer or Director of the Company. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER
                MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BTR". The ranges of high and low prices reported on the NYSE during 1995 and 1996 were:

Quarter Ended       High    Low         Quarter Ended       High     Low
-------------       ----    ---         -------------       ----     ---

March 31, 1995     $16 3/4  $14 7/8     March 31, 1996      $15      $12 7/8
June 30, 1995       16 3/8   15         June 30, 1996        15       13 7/8
September 30, 1995  16 7/8   15 3/8     September 30, 1996   16 5/8   13 3/4
December 31, 1995   16 1/4   13 1/8     December 31, 1996    18       16 3/8


The closing sale price on the NYSE on March 10, 1997, was $19.50. At December 31, 1996, there were approximately 763 holders of record of the Company's shares.

Dividends have been paid by the Company during the past two full years as follows:

Payment           Per Share             Payment                   Per Share
-------           ---------             -------                   ---------
March 31, 1995      $.33             March 29, 1996                 $.33
June 30, 1995        .33             June 28, 1996                   .33
September 29, 1995   .33             September 27, 1996              .33
December 29, 1995    .33             December 27, 1996               .33

The Company has determined that approximately 14% and 16% of the distributions paid in 1996 and 1995, respectively, were non-taxable returns of capital to share owners, approximately 69% and 84% of the distributions paid in 1996 and 1995, respectively, were ordinary dividends and 17% of the distributions paid in 1996 were a capital gain.

Recent Issue of Unregistered Securities

On January 1, 1997, Bradley Operating Limited Partnership ("BOLP") issued 281,300 limited partnership units that may be exchanged after one year for an equal number of shares of Common Stock of the Company. Such units were issued, as a part of the consideration paid for Roseville Center, to the existing privately held partnership that contributed Roseville Center to BOLP. No registration statement was required in connection with the issuance because the transaction did not involve a public offering and was exempt under Section 4(2) of the Securities Act. The value of the Common Stock of the Company at the date of the transaction for which each limited partnership unit may be exchanged was $18.375 per share.

ITEM 6. SELECTED FINANCIAL DATA



                                                                  YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                1996            1995            1994            1993            1992
                                               ------          ------          ------          ------          ------
                                                        (Thousands of dollars, except per share data)
Rental income                                   $ 77,512        $ 36,405        $ 32,875        $ 22,875        $11,839

Other income                                       1,327             167             112             594            308

Expenses                                          60,711          28,141          25,343          17,934         11,360
                                              -------------------------------------------------------------------------
Income before gain on sale of property            18,128           8,431           7,644           5,535            787
Gain on sale of property                           9,379               -             983               -              -
                                              =========================================================================
Income before allocation to minority interest     27,507           8,431           8,627           5,535            787

Income allocated to minority interest               (285)              -               -               -              -
                                              -------------------------------------------------------------------------
Net income                                      $ 27,222        $  8,431        $  8,627        $  5,535        $   787
                                              =========================================================================

Total assets at end of year                     $502,284        $180,545        $166,579        $127,931        $93,326
                                              -------------------------------------------------------------------------
Mortgage and bank loans payable at end of year  $188,894        $ 39,394        $ 66,748        $ 29,317        $44,085
                                              -------------------------------------------------------------------------
Per share:
        Net income                                 $1.54           $0.85           $1.05           $0.82          $0.40

        Distributions                              $1.32           $1.32           $1.29           $1.22          $1.20

Weighted average shares outstanding           17,619,546       9,863,767        8,191,831      6,715,813      1,972,054


Reference is made to "Management's Discussion and Analysis" (Item 7) for a discussion of various factors or events which materially affect the comparability of the information set forth above.

ITEM 7.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that improving its financial flexibility will position the Company for future growth, allowing it to take advantage of acquisition, renovation and expansion opportunities. The Company further considers its liquidity and ability to generate cash from operating and from financing activities to be sufficient, and expects them to continue to be sufficient, to meet its operating expense, debt service, REIT share owner distribution requirements and acquisition opportunities through 1997. Due to the capital intensive nature of real estate in general, the avenues available for raising capital, as well as the mix of debt and equity, are a critical component in the ability of the Company to continue to grow.

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of securities. The Company may also acquire properties through the direct issuance of securities of the Company, or via Bradley Operating Limited Partnership, through the issuance of limited partnership units in the Operating Partnership. Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions in properties with better growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

As of December 31, 1996, financial liquidity was provided by approximately $7,462,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $86,500,000. In addition, the Company has an effective "universal shelf" registration statement under which the Company may issue up to $34,460,000 in debt or equity securities. The Company expects to file further "universal shelf" registration statements which will give it flexibility to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

The Company focuses its investment activities on community and neighborhood shopping centers primarily in the Midwestern United States anchored by regional and national grocery store chains. The Company will continue to seek acquisition opportunities in both primary and secondary Midwest markets where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

Operating Activities

Net cash flows provided by operating activities increased to $31,633,000 during 1996, from $12,733,000 during 1995 and $10,877,000 in 1994. These increases were due primarily to the growth of the Company's portfolio.

Funds from operations ("FFO") increased $15,096,000 or 99% during 1996, from $15,249,000 in 1995 to $30,345,000 in 1996. FFO increased by $2,867,000 or 23%
during 1995 from $12,382,000 in 1994. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $16,715,000 during 1996, from a net use of cash of $9,953,000 in 1995 and a net use of cash of $33,653,000 in 1994.

During 1996 and 1995, the Company completed two corporate acquisitions through the issuance of a total of 7,753,157 shares of the Company's common stock. The first acquisition, completed in January 1995, was the acquisition of the real estate investment trust advisory business of its former advisor, thus enabling the Company to become self-administered. The acquisition was completed through the issuance of 325,000 shares of common stock to the owners of the former advisor.

On March 15, 1996, the Company closed the merger acquisition of Tucker after approval by the share owners of the two companies. The acquisition was completed through the issuance of 7.4 million common shares of the Company valued at $13.96 per share, the payment of certain transaction costs and the assumption of all of Tucker's liabilities, including the $100,000,000 REMIC Note discussed below. The acquisition was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. The Company has succeeded to Tucker's interest in two partnerships which hold title to all of the former Tucker properties, and as a result now owns some of its properties directly and the others through the two partnerships (now renamed Bradley Operating Limited Partnership ("BOLP") and Bradley Financing Partnership). The Company has in excess of a 95% general partner interest in each partnership.

In addition to the acquisition of Tucker, during 1996 the Company spent approximately $25,989,000 on property acquisitions and capital improvements. Of that amount, approximately $18,012,000 was spent on property acquisitions, approximately $7,310,000 on tenant specific capital improvements and approximately $667,000 for other property improvements.

Throughout 1996 and 1995, excluding the acquisition of fourteen properties in connection with the acquisition of Tucker, the Company acquired three shopping centers in separate transactions at an aggregate cost of approximately $23,261,000. The first property was acquired for $9,100,000 with cash drawn

From the Company's line of credit. The second property acquisition was structured as a "like-kind" exchange for Federal income tax purposes, whereby the Company applied proceeds of $12,900,000 from the sale of a ground lease in exchange for the acquisition of a shopping center for $8,900,000. The excess cash proceeds from the sale were used to pay-down the Company's line of credit. The third property was acquired for approximately $5,261,000 with financing provided by the assumption of $2,094,000 in debt and the cash proceeds from the issuance of 182,500 shares of common stock in a privately negotiated transaction.

In January 1997, the Company acquired three additional Midwest shopping centers in separate transactions for a total price of approximately $16,200,000. The consideration for these three acquisitions involved the payment of approximately $7,200,000 of cash provided by the Company's line of credit, the assumption of $3,800,000 mortgage indebtedness to which one of the properties was subject and the issuance of BOLP limited partnership units which the holders may ultimately exchange for 281,300 shares of the Company's common stock.

Financing Activities

Net cash flows provided by financing activities declined to a net use of cash of $8,153,000 during 1996 from a net use of cash of $2,276,000 during 1995 and a source of cash of $22,019,000 in 1994. Distributions (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $23,168,00 in 1996, $13,098,000 in 1995, and $10,568,000 in 1994.

During 1996 and 1995, the Company completed two public offerings under the Company's "shelf" registration statement, issuing a total of 5,375,000 shares of common stock raising a total of approximately $82,300,000 after offering costs. Net proceeds from the 1996 and 1995 public offerings of approximately $44,900,000 and $37,400,000, respectively, were applied principally to pay-down outstanding borrowings under the applicable bank lines of credit that had been incurred, and mortgage notes that had been assumed, in connection with the purchase of certain properties.

On March 15, 1996, concurrently with the Tucker acquisition, the Company entered into a new $150,000,000 unsecured revolving credit facility with The First National Bank of Boston and other banks, replacing the previous $65,000,000 line of credit that had been secured by a blanket mortgage on six of the Company s properties. The new line bears interest at a rate equal to the lower of the bank's base rate or 1.75% over LIBOR. Additionally, there is a commitment fee ranging from 0.125% to 0.250% per annum of the unfunded line of credit balance depending on the outstanding balance during a calendar quarter. The rates available under the line become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade unsecured debt rating. The Company has entered into interest rate protection agreements with respect to $100,000,000 of the potential borrowings under the line of credit.
In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the new facility is available for the acquisition, development, renovation and expansion of new and existing properties, and for other working capital purposes.

The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company believes it was in compliance with such covenants during 1996 and that such covenants will not adversely affect the Company's business or the operation of its properties.

Capital Strategy

The Tucker liabilities assumed included a $100,000,000 mortgage note secured by six properties. The note had been issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for Federal income tax purposes. The REMIC Note has a fixed, 7.3% rate of interest, matures in September 2000 and becomes prepayable, with a significant prepayment premium, in October 1997. Management's objective is to obtain an investment grade rating from one or more national rating agencies that will increase the Company's financial flexibility by permitting it to issue fixed-rate unsecured debt on favorable terms. Management believes that the bank line of credit, as well as the current value of the Company's assets, provide the Company with the necessary flexibility to refinance the REMIC Note, as well as its other debt obligations when due, although there can be no assurance that refinancing terms at the time of maturity will be favorable.

Management believes that the Company's recent growth has enhanced the Company's ability to raise further capital in the public markets and, as indicated above, the Company intends to position itself to take advantage of favorable opportunities by increasing the dollar amount of securities that it may issue pursuant to a "universal shelf" registration statement. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs or that the terms upon which the Company may be able to raise funds will be attractive or favorable to the Company or to its share owners.

At December 31, 1996, the Company was holding for sale its Augusta Plaza, Hood Commons and 585 Boylston Street properties because such properties are not aligned with the Company's strategic market focus. The dispositions of these properties are expected to be completed during 1997. Proceeds received from such sale or sales would provide additional liquidity to the Company and may be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties.

On March 13, 1997, the Company completed the sale of Hood Commons for $11.7 million, resulting in a gain of approximately $3.1 million for financial reporting purposes. Excess proceeds, after the payment of closing costs, were used to pay-down the Company's line of credit.

RESULTS OF OPERATIONS

1996 Compared to 1995

During 1996, the Company acquired sixteen properties, including fourteen properties in connection with the acquisition of Tucker, and sold its interest in a ground lease. Including operations for the newly acquired properties and the gain on sale of $9,379,000, net income increased from $8,431,000 in 1995 to $27,222,000 in 1996. Excluding the gain on sale, net income increased approximately 112%, from $8,431,000 to $17,843,000. On a per share basis, excluding the gain on sale of property, net income increased 18.8% from $0.85 per share to $1.01 per share. Per share amounts reflect weighted average shares outstanding of 17,619,546 in 1996 and 9,863,767 in 1995. The increased shares primarily reflect the 7,428,157 shares issued in connection with the acquisition of Tucker in March 1996 and the 2,875,000 share public offering completed in 1996.

Property Specific Revenues and Expenses (in thousands of dollars)

                                                                                               Properties
                                                                                 Acquisitions/   Held Both
                                               1996       1995     Difference    Dispositions     Years
                                              ------     ------    ----------    ------------  ------------
Rental income                                 $77,512    $36,405     $41,107        $41,443       $(336)
Operations, maintenance and management        $12,949    $ 5,858     $ 7,091        $ 6,432       $ 659
Real estate taxes                             $16,787    $ 8,726     $ 8,061        $ 8,346       $(285)
Depreciation and amortization                 $13,286    $ 7,317     $ 5,969        $ 5,463       $ 506



Results attributable to acquisition and disposition activities

Rental income increased from $36,405,000 in 1995 to $77,512,000 in 1996, an increase of $41,107,000. Approximately $42,279,000 of the net increase was attributable to the Company's acquisition activities, partially offset by approximately $836,000 attributable to disposition activities.

Other income increased from $167,000 in 1995 to $1,327,000 in 1996. The increase was partially a result of income received from a sales tax sharing agreement at Rollins Crossing, one of the properties acquired from Tucker. In addition, interest income earned on the Company's cash and escrow balances increased due to an increase in the weighted average daily balances, including, since the acquisition of Tucker, approximately $3,600,000 held in various escrow accounts in accordance with the $100 million REMIC mortgage note assumed in connection with the Tucker transaction.

Operations, maintenance and management expense increased from $5,858,000 in 1995 to $12,949,000 in 1996. Approximately $6,432,000 of the increase was attributable to the Company's acquisition activities.

Real estate taxes increased from $8,726,000 in 1995 to $16,787,000 in 1996. Approximately $8,346,000 of the increase was attributable to the Company s acquisition activities.

Depreciation and amortization increased from $7,317,000 in 1995 to $13,286,000 in 1996, an increase of $5,969,000. Approximately $5,463,000 of the increase was attributable to the Company's acquisition and disposition activities.

Results for properties fully operating throughout both periods

The remaining decrease in rental income of approximately $336,000 was attributable to decreases at Westview Shopping Center and Grandview Plaza in the aggregate of $1,115,000, partially offset by increases in rental income at Har Mar Mall, Burning Tree Plaza and Rivercrest Shopping Center of approximately $712,000 in the aggregate. Westview Shopping Center has continued to suffer from the vacancy of Burlington Coat Factory in 1994. However, as a result of management's efforts to reduce real estate taxes at the property, the Company negotiated a decrease in the assessed value of the property, and received a tax abatement during 1996 resulting in a decrease in real estate tax expense of approximately $669,000, more than offsetting the decrease in rental income. The increase in rental income at Har Mar Mall was primarily attributable to a full year's rental income from Barnes & Noble Superstore and HomePlace. During the second half of 1996, the Company also signed leases at Har Mar Mall for approximately 26,000 square feet, or 6% of the Center, contributing to the increase. The increase in rental income at

Rivercrest Shopping Center was primarily the result of an increase in real estate tax reimbursements.

The remaining increase in operations, maintenance and management expense of $659,000 was attributable to increases at Sun Ray Shopping Center, Har Mar Mall, and Rivercrest Shopping Center. The increase was also due to a harsh winter in Minnesota and New England in 1996, resulting in an increase in snow removal costs of approximately $172,000 for properties held in the portfolio throughout 1996 and 1995. The increase in operations, maintenance and management expense was partially offset by cost savings resulting from the completion of the internalization of the property management function for the properties in the Midwest.

The remaining increase in depreciation and amortization of $506,000 was primarily a result of new construction and leasing at White Bear Hills, Har Mar Mall and Burning Tree Plaza as well as new tenancies at various other locations.

Non-Property Specific Expenses

Mortgage and other interest increased from $4,705,000 in 1995 to $13,404,000 in 1996. Interest expense on the line of credit, net of amounts capitalized, increased from $2,011,000 to $5,666,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of paying off Tucker's secured line of credit with the Company's unsecured line of credit in March 1996, and the repayment of three mortgages secured by Sun Ray Shopping Center for approximately $12,300,000 with cash drawn on the line of credit. The weighted average interest rate on the mortgage notes secured by Sun Ray Shopping Center was 10.53%. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 7.84% in 1996 from 8.00% in 1995. Mortgage interest expense increased from $2,694,000 in 1995 to $7,738,000 in 1996, primarily the result of the Company's assumption of a $100,000,000 REMIC mortgage note in connection with the acquisition of Tucker. The effective rate on the REMIC is 7.23% and mortgage interest on the REMIC was approximately $5,729,000 during 1996. The increase in mortgage interest expense was partially offset by a decrease attributable to the repayment of three mortgage notes secured by Sun Ray Shopping Center.

General and administrative expenses increased from $1,535,000 in 1995 to $3,532,000 in 1996. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker acquisition the Company reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities. The Company also completed the internalization of its property management and leasing functions for all of its Midwest retail properties. Primarily as a result of the Tucker acquisition and the internal reorganization, the Company has increased the number of employees from 16 at December 31, 1995, to 81 at December 31, 1996, resulting in an increase in payroll costs.

General and administrative expenses as a percentage of total income was approximately 4.5% during 1996, compared with 4.2% during 1995. As the Company implements its growth plan, management expects such percentage to decrease since the growth in income does not require an equally proportionate increase in general and administrative expenses. However, there can be no assurance that the Company will achieve the necessary growth to result in such a reduction.

In connection with the Company's stated objective to focus on the Midwest, the Company relocated its headquarters from Boston, Massachusetts (where the Company was founded in 1961) to Northbrook, Illinois. As a result of the headquarters move, the Company incurred a one-time relocation charge of $409,000, or $0.02 per share during 1996.

During 1996, the Company incurred a charge of $344,000, or $0.02 per share, consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction.

1995 Compared to 1994

The aggregate result for 1995 was a $196,000 or 2% decrease in net income from $8,627,000 ($1.05 per share) to $8,431,000 ($.85 per share). In 1994, income before the gain on sale of property was $7,644,000 ($.93 per share), compared with $8,431,000 in 1995, ($.85 per share). Per share amounts reflect weighted average shares outstanding of 9,863,767 in 1995 and 8,191,831 in 1994, the increased number of shares primarily reflecting the 2,500,000 share public offering completed in July 1995.

Rental income increased $3,530,000 or 11% from $32,875,000 in 1994 to $36,405,000 in 1995. Approximately $3,594,000 of this increase was due to the acquisitions of Westwind Plaza and Rivercrest Center in 1994 and St. Francis Plaza in 1995. These increases were partially offset by the sale of Spruce Tree Centre in late 1994. Rental income from Har Mar Mall increased approximately $598,000 while rental income from Burning Tree Plaza increased approximately $260,000 from the prior year. Rental income at Har Mar Mall increased primarily due to the signing of leases with Barnes & Noble and HomePlace. The increase at Burning Tree Plaza was substantially attributable to the expansion of T.J. Maxx.

Other income increased $55,000 or 49% from $112,000 in 1994 to $167,000 in 1995. This increase was primarily due to an increase in interest income, resulting from the temporary investment of proceeds from a July 1995 stock offering.

Total expenses increased $2,798,000 or 11% from $25,343,000 in 1994 to $28,141,000 in 1995. Operations, maintenance and management expense increased $543,000 during 1995 (from $5,315,000 in 1994 to $5,858,000), due primarily to an increase in operating expenses of $295,000 at Rivercrest Center, $285,000 at Har Mar Mall and $269,000 at Westview Center, partially offset by the sale of Spruce Tree Centre.

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

Mortgage and other interest expense increased $181,000 during 1995 (from $4,524,000 in 1994 to $4,705,000). Approximately $270,000 of this increase was due to mortgages secured by St. Francis Plaza and Westwind Plaza, partially offset by a decrease in interest expense on the line of credit ($63,000) due to a decrease in the average debt balance, and an increase in capitalized interest. The average interest rate on outstanding borrowings under the line of credit increased from 7.1% in 1994 to 8.0% in 1995.

Depreciation and amortization expense increased from $5,146,000 in 1994 to $7,317,000 in 1995. Of this $2,171,000 increase, $1,193,000 was related to amortizing the cost of the purchase of the advisory business of the Company's former external advisor, consummated in January 1995; $300,000 of the increase was due to changes in the Company s real estate holdings; and the balance of the increase was due to real estate improvements.

Administrative and general expense decreased $753,000 in 1995, from $2,288,000 in 1994 to $1,535,000 in 1995. This decrease primarily reflects cost savings associated with the Company becoming self-administered following the purchase of the advisory business of the former advisor in January 1995.

The acquisition of Westwind Plaza for approximately $7,500,000 was effected in a tax-deferred exchange following the sale of Spruce Tree Centre for $2,750,000, which resulted in a gain on sale of property of $983,000 recognized in 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Schedule later in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                   PART III

Registrant plans to provide information required for ITEMS 10 through 13 in its definitive Proxy Statement for its 1997 Annual Meeting of Share Owners, which information is hereby incorporated by reference.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

(1) and (2) The Financial Statements and Schedules required by Item 8 are listed in the Index to Financial Statements and Schedules following the signatures to this Report.

(3) The following exhibits (listed according to the exhibit index set forth in the instructions to Item 601 of Regulation S-K), are a part of this Report.

Exhibit No.   Description                                                Page
-----------   -----------                                                ----

   3.1        Articles of Amendment and Restatement of Bradley           N/A
              Real Estate, Inc., incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form
              8-K dated October 17, 1994.

  3.2         Articles of Merger between Bradley Real                    N/A
              Estate Trust and Bradley Real Estate, Inc., incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated
              October 17, 1994.

  3.3         Articles of Merger between Tucker Properties               N/A
              Corporation and Bradley Real Estate, Inc.
              incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K dated
              March 25, 1996.

  3.4         By-laws of Bradley Real Estate, Inc.,                      N/A
              incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated
              October 17, 1994.

  4.1         Form of stock certificate for shares of                    N/A
              Common Stock of Bradley Real Estate, Inc., incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated
              October 17, 1994.

 10.1         Amended and Restated Agreement of Limited                  N/A
              Partnership of Bradley Operating Limited
              Partnership in the form executed on March 15, 1996, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
              November 3, 1995.

 10.2         Revolving Credit Agreement dated as of March 15, 1996       N/A
              by and among the Company, Bradley Operating
              Limited Partnership and The First National Bank of
              Boston, incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K dated March
              25, 1996.


 10.3         Indenture dated as of June 1, 1994 between Tucker           N/A
              Financing Partnership (name changed March 15,
              1996 to Bradley Financing Partnership) and Bankers
              Trust Company of California, N.A. relating to 7.30%
              Mortgage Notes due September 30, 2000, incorporated by reference to Exhibit 10.3 of the Company's Annual
              Report on Form 10-K dated March 25, 1996.

 10.4         1993 Stock Option and Incentive Plan, as amended and        51
              restated on September 9, 1996.

 10.5         Superior Performance Incentive Plan, incorporated by       N/A
              reference to Appendix A to the Company's Proxy
              Statement for its 1997 Annual Meeting of Stockholders.

 21.1         Subsidiaries of the Company.                                64

 23.1         Consent of KPMG Peat Marwick LLP (regarding Form S-3        65
              and Form S-8 Registration Statements).

 27.1         Financial Data Schedule                                     66



(b)  Report on Form 8-K

The following Forms 8-K were filed during the period October 1, 1996 through December 31, 1996:

1)   October 1, 1996, reporting in Item 5., change of the Company's address.

2) October 31, 1996, reporting in Item 5., an underwriting agreement dated October 29, 1996, relating to a public offering of 2,500,000 shares of Common Stock plus up to 375,000 additional such shares to be issued pursuant to the over-allotment option provided for in such underwriting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March 1997.

                                        BRADLEY REAL ESTATE, INC.

                                by:    /s/ Thomas P. D'Arcy
                                      -----------------------------
                                      Thomas P. D'Arcy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Thomas P. D'Arcy                                           March 19, 1997
---------------------------------------------
Thomas P. D'Arcy, President, CEO and Director

   /s/ Irving E. Lingo, Jr.                                       March 19, 1997
---------------------------------------------
Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

   /s/ Stephen G. Kasnet                                          March 19, 1997
---------------------------------------------
Stephen G. Kasnet, Director

   /s/ W. Nicholas Thorndike                                      March 19, 1997
---------------------------------------------
W. Nicholas Thorndike, Director

   /s/ William L. Brown                                           March 19, 1997
---------------------------------------------
William L. Brown, Director

   /s/ Paul G. Kirk, Jr.                                          March 19, 1997
---------------------------------------------
Paul G. Kirk, Jr., Director

   /s/ Joseph E. Hakim                                            March 19, 1997
---------------------------------------------
Joseph E. Hakim, Director

   /s/ A. Robert Towbin                                           March 19, 1997
---------------------------------------------
A. Robert Towbin, Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
Report of Independent Auditors for the years ended
December 31, 1996, 1995 and 1994                                             F2

Financial Statements

     Consolidated Balance Sheets - December 31, 1996 and 1995                F3

     For the years ended December 31, 1996, 1995 and 1994:

          Consolidated Statements of Income                                  F4

          Consolidated Statements of Changes in Share Owners' Equity         F5

          Consolidated Statements of Cash Flows                              F6

     Notes to Financial Statements                                           F7

Schedule:

     Schedule III - Real Estate and Accumulated Depreciation                 F17


All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.





                                       F1

                         Independent Auditors' Report


The Board of Directors and Share Owners
Bradley Real Estate, Inc. and subsidiaries:

We have audited the consolidated financial statements of Bradley Real Estate, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bradley Real Estate, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 24, 1997, except as to Note 10,
     which is as of March 13, 1997





                                       F2

                           BRADLEY REAL ESTATE, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                         DECEMBER 31,
                                                                                 1996                     1995
                                                                          -----------------------------------------
ASSETS

Real estate investments - at cost                                         $   490,133,000          $   189,405,000
Accumulated depreciation and amortization                                     (30,670,000)             (27,591,000)
                                                                          ---------------          ---------------
Net real estate investments                                                   459,463,000              161,814,000

Real estate investments held for sale                                          10,285,000                        -

Other assets:
     Cash and cash equivalents                                                  7,462,000                  697,000
     Rents and other receivables net of allowance
          for doubtful accounts of $1,636,000 in 1996
          and $711,000 for 1995                                                 9,543,000                8,671,000
     Deferred charges, net and other assets                                    15,531,000                9,363,000
                                                                          ---------------          ---------------
                                                                          $   502,284,000          $   180,545,000
                                                                          ===============          ===============

LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                            $   125,394,000          $    24,794,000
Line of credit                                                                 63,500,000               14,600,000
Accounts payable and accrued expenses                                          19,505,000                6,053,000
                                                                          ---------------          ---------------
                                                                              208,399,000               45,447,000
                                                                          ---------------          ---------------
Minority interest                                                               4,160,000                        -
                                                                          ---------------          ---------------

Share Owners' equity:
     Shares of preferred stock, par value $.01 per share:
          Authorized 20,000,000 shares; 0 shares issued
          and outstanding                                                               -                        -
     Shares of common stock, par value $.01 per share:
          Authorized 80,000,000 shares; Issued and outstanding
          shares, 21,658,790 and 11,230,313 at December 31, 1996
          and 1995, respectively                                                  217,000                  112,000
     Shares of excess stock, par value $.01 per share:
          Authorized 50,000,000 shares; 0 shares issued
          and outstanding                                                               -                        -
Additional paid-in capital                                                    298,875,000              148,407,000
Distributions in excess of accumulated earnings                                (9,367,000)             (13,421,000)
                                                                          ---------------          ---------------
                                                                              289,725,000              135,098,000
                                                                          ---------------          ---------------
                                                                          $   502,284,000          $   180,545,000
                                                                          ===============          ===============

The accompanying notes are an integral part of these consolidated financial statements.





                                      F3

                          BRADLEY REAL ESTATE, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                       1996                  1995                    1994
                                                                -----------------------------------------------------------------
INCOME
  Rental income                                                 $    77,512,000          $   36,405,000           $   32,875,000
  Other income                                                        1,327,000                 167,000                  112,000
                                                                ---------------          --------------           --------------
                                                                     78,839,000              36,572,000               32,987,000
                                                                ---------------          --------------           --------------
EXPENSES:
  Operations, maintenance and management                             12,949,000               5,858,000                5,315,000
  Real estate taxes                                                  16,787,000               8,726,000                8,070,000
  Mortgage and other interest                                        13,404,000               4,705,000                4,524,000
  Administrative and general                                          3,532,000               1,535,000                2,288,000
  Corporate office relocation                                           409,000                       -                        -
  Write-off of deferred financing and
      acquisition costs                                                 344,000                       -                        -
  Depreciation and amortization                                      13,286,000               7,317,000                5,146,000
                                                                ---------------          --------------           --------------
                                                                     60,711,000              28,141,000               25,343,000
                                                                ---------------          --------------           --------------

Income before gain on sale of property                               18,128,000               8,431,000                7,644,000
Gain on sale of property                                              9,379,000                       -                  983,000
                                                                ---------------          --------------           --------------

Income before allocation to minority interest                        27,507,000               8,431,000                8,627,000
Income allocated to minority interest                                  (285,000)                      -                        -
                                                                ---------------          --------------           --------------
Net income                                                      $    27,222,000          $    8,431,000           $    8,627,000
                                                                ===============          ==============           ==============
Net income per share                                            $          1.54          $         0.85           $         1.05
                                                                ===============          ==============           ==============
Weighted average shares outstanding                                  17,619,546               9,863,767                8,191,831

The accompanying notes are an integral part of these consolidated financial statements.





                                       F4

                           BRADLEY REAL ESTATE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY

                                                                                                         Retained
                                                                                                         Earnings
                                                                                                      (Distributions
                                                                                    Additional         in Excess of
                                                             Shares  at Par          Paid-In           Accumulated
                                                                  Value              Capital            Earnings)
                                                             ------------------------------------------------------
Balance at December 31, 1993                                 $   16,377,000       $  86,820,000      $  (6,813,000)
  Net income                                                              -                   -          8,627,000
  Cash distributions
    ($1.29 per share)                                                     -                   -        (10,568,000)
  Dividend reinvestment participation                                15,000             121,000                  -
  Reverse one-for-two stock split                                (8,195,000)          8,195,000                  -
  Change in par value from $1 to $.01                            (8,115,000)          8,115,000                  -
                                                             --------------       -------------      -------------
Balance at December 31, 1994                                         82,000         103,251,000         (8,754,000)
  Net income                                                              -                   -          8,431,000
  Cash distributions
    ($1.32 per share)                                                     -                   -        (13,098,000)
  Issuance of stock, net of offering
    costs of $2,595,000                                              30,000          45,394,000                  -
  Dividend reinvestment participation                                     -             251,000                  -
  Exercise of stock options                                               -             128,000                  -
  Reorganization costs                                                    -            (617,000)                 -
                                                             --------------       -------------      -------------
Balance at December 31, 1995                                        112,000         148,407,000        (13,421,000)
  Net income                                                              -                   -         27,222,000
  Cash distributions
    ($1.32 per share)                                                     -                   -        (23,168,000)
  Shares issued to acquire Tucker Properties
    Corporation                                                      75,000         103,623,000                  -
  Issuance of stock, net of offering
    costs of $2,618,000                                              29,000          44,822,000                  -
  Dividend reinvestment participation                                     -             196,000                  -
  Exercise of stock options                                           1,000           1,617,000                  -
  Reallocation of minority interest                                       -             158,000                  -
  Shares issued in exchange for Operating
    Partnership units                                                     -              52,000                  -
                                                             --------------       -------------      -------------
Balance at December 31, 1996                                 $      217,000       $ 298,875,000      $  (9,367,000)
                                                             ==============       =============      =============

The accompanying notes are an integral part of these consolidated financial statements.


                                      F5

                           BRADLEY REAL ESTATE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                     1996                 1995               1994
                                                                -----------------------------------------------------
Cash flows from operating activities:
     Net income                                                 $  27,222,000       $  8,431,000     $   8,627,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                           13,286,000          7,317,000         5,146,000
           Gain on sale of property                                (9,379,000)                 -          (983,000)
           Write-off of deferred financing and
              acquisition costs                                       344,000                  -                 -
           Income allocated to minority interest                      285,000                  -                 -

Change in operating assets and liabilities, net
     of the effect of the Tucker acquisition:
     (Increase) decrease in rents and other receivables             1,659,000         (2,895,000)       (1,428,000)
     Increase in accounts payable, accrued expenses
         and other liabilities                                        512,000            362,000         2,822,000
     Increase in deferred charges                                  (2,296,000)          (482,000)       (3,307,000)
                                                                -------------       ------------     -------------
         Net cash provided by operating activities                 31,633,000         12,733,000        10,877,000
                                                                -------------       ------------     -------------

Cash flows from investing activities:
     Expenditures for real estate investments                     (18,730,000)        (9,410,000)      (36,253,000)
     Purchase of Tucker, net of cash acquired                      (2,130,000)                 -                 -
     Excess proceeds from like-kind exchange
         of properties                                              4,145,000                  -         2,600,000
     Decrease in investing - related deferred charges                       -            106,000                 -
     Expenditures for purchase of advisory business                         -           (649,000)                -
                                                                -------------       ------------     -------------
         Net cash used by investing activities                    (16,715,000)        (9,953,000)      (33,653,000)
                                                                -------------       ------------     -------------

Cash flows from financing activities:
     Borrowings from lines of credit                              132,500,000         15,300,000        38,700,000
     Payments under lines of credit                              (129,708,000)       (39,700,000)       (5,800,000)
     Expenditures to acquire new line of credit                    (1,468,000)                 -                 -
     Pay-off of Westwind mortgage loans with proceeds
         from offering                                                      -         (4,712,000)                -
     Pay-off of secured mortgage loans with borrowings
         from lines of credit                                     (32,234,000)                 -                 -
     Distributions paid                                           (23,168,000)       (13,098,000)      (10,568,000)
     Distributions to minority interest holders                      (309,000)                 -                 -
     Proceeds from public offerings, net                           44,851,000         40,508,000                 -
     Proceeds from exercise of stock options                        1,618,000            128,000                 -
     Principal payments on mortgage loans                            (431,000)          (336,000)         (449,000)
     Reorganization costs                                                   -           (617,000)                -
     Proceeds from shares issued under dividend
         reinvestment plan                                            196,000            251,000           136,000
                                                                -------------       ------------     -------------

         Net cash provided by (used in) financing
              activities                                           (8,153,000)        (2,276,000)       22,019,000
                                                                -------------       ------------     -------------
Net increase (decrease) in cash and cash equivalents                6,765,000            504,000          (757,000)

Cash and cash equivalents:
     Beginning of year                                                697,000            193,000           950,000
                                                                -------------       ------------     -------------
     End of year                                                $   7,462,000            697,000           193,000
                                                                =============       ============     =============

Supplemental cash flow information:
     Interest paid, net of amount capitalized                   $  13,366,000       $  4,854,000     $   4,218,000



The accompanying notes are an integral part of these consolidated financial statements.




                                      F6

                           BRADLEY REAL ESTATE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

Bradley Real Estate, Inc. (the "Company") is the nation's oldest continuously qualified real estate investment trust. Organized in 1961, the Company focuses on the ownership and operation of community and neighborhood shopping centers primarily in the Midwestern United States. As of December 31, 1996, the Company owned 32 properties (30 shopping centers and two office/retail buildings) in 12 states, aggregating over 7.7 million square feet of rentable space. Approximately 95% of the Company's portfolio square footage is located in Midwest markets, making the Company one of the leading owners of community and neighborhood shopping centers in this region. The Company's shopping centers have a diverse tenant mix dominated by supermarkets, drug stores and other consumer necessity or value-oriented retailers.


On March 15, 1996, the Company completed the acquisition of Tucker Properties Corporation ("Tucker"). The acquisition was consummated through the issuance by the Company of approximately 7.4 million shares of its common stock valued at $13.96 per share, and was accounted for using the purchase method of accounting. The results of operations of Tucker have been included in the Company's financial statements from March 15, 1996. Tucker held title to all of its properties through two partnerships; eight properties through Tucker Operating Limited Partnership ("TOP"), in which Tucker had a 95.9% general partnership interest, and six properties through Tucker Financing Partnership ("TFP"), a general partnership of which TOP owned 99% and a wholly-owned Tucker corporate subsidiary owned the remaining 1%. Upon the acquisition of Tucker, the Company succeeded to Tucker's interest in TOP, TFP and the wholly-owned Tucker corporate subsidiary, and the name "Bradley" was substituted for "Tucker" in each subsidiary and partnership.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The consolidated financial statements of the Company include the accounts and operations of the Company, Bradley Operating Limited Partnership ("BOLP"), Bradley Financing Partnership, and the general partnership interest in the joint venture that owns Williamson Square Shopping Center which is held through BOLP. Due to the Company's ability as general partner to directly or indirectly control each of these subsidiaries, each is consolidated for financial reporting purposes.

Upon the acquisition of Tucker, the limited partners in TOP received 314,739 operating partnership units ("OP Units") in BOLP in exchange for their limited partnership units in TOP. The OP Units are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. During 1996, a total of 3,738 OP Units were converted to common shares, leaving 311,001 OP Units outstanding at December 31, 1996. At December 31, 1996, the minority interest ownership percentage in the Company was approximately 1.42%.

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

     Buildings                              31.5 - 39 years
     Improvements and alterations              2 - 39 years

Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $2,056,000, $874,000, and $626,000 for 1996, 1995 and 1994,
respectively.





                                       F7

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income.

Real estate investments include capitalized interest and other costs on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $150,000, $137,000, and $89,000 in 1996, 1995 and 1994, respectively.

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

Statement No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Thus, the Company adopted Statement No. 121 as of January 1, 1996. Adoption of Statement No. 121 had no effect on the financial position or results of operations of the Company.

Real Estate Investments Held for Sale

Real estate investments held for sale are carried at the lower of cost or the fair value less cost to sell. Depreciation and amortization are suspended during the sale period.

Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Deferred Charges

A majority of deferred charges consist of agency commissions incurred in leasing the Company's properties. Such charges are amortized using the straight-line method over the term of the related lease. In addition, deferred charges include costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the related agreement.

Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding during each year exclusive of outstanding stock options, which do not materially affect earnings per share. Per share data and weighted average shares outstanding as reported on the accompanying financial statements for 1994 reflect a one-for-two reverse share split effected on October 17, 1994.

Stock Option Plans

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in Statement No. 123 had been applied. See
Note 8 for the required disclosures.





                                       F8

NOTE 2 - SUPPLEMENTAL CASH FLOW DISCLOSURE

The merger acquisition of Tucker on March 15, 1996 resulted in the following non-cash effect on the Company's balance sheet:

     Assets acquired                                   $  (310,443,000)
     Liabilities assumed                                   204,615,000
     Capital stock issued, at $.01 par value                    75,000
     Additional paid-in capital                            103,623,000
                                                       ---------------

     Purchase of Tucker, net of cash acquired          $    (2,130,000)
                                                       ===============

The like-kind exchange of Nicollet Avenue and Brookdale Square in March 1996, resulted in a decrease in other net operating assets of $1,649,000 and the Company assuming net operating liabilities of $173,000.

During 1996, 3,738 shares of Common Stock were issued in exchange for an equivalent number of OP Units held by the minority interest.

In 1995, the Company issued 325,000 shares of Common Stock having a value of $4,916,000 in connection with the acquisition of the REIT advisory business of its former advisor.

In 1995, a property was purchased for $5,261,000 which included the Company's assumption of $2,094,000 in non-recourse mortgages.

In 1994, a property was purchased for $7,496,000 which included the Company's assumption of $4,980,000 in non-recourse mortgages.

NOTE 3 - REAL ESTATE INVESTMENTS

The following is a summary of the Company's real estate investments that are held for lease at December 31:

                                                        1996                           1995
                                                        ----                           ----
Land                                               $   97,904,000                 $  35,781,000
Buildings                                             332,671,000                    88,674,000
Improvements and alterations                           55,041,000                    63,098,000
Construction in progress                                4,517,000                     1,852,000
                                                   --------------                 -------------
                                                      490,133,000                   189,405,000
Accumulated depreciation and amortization             (30,670,000)                  (27,591,000)
                                                   --------------                 -------------
                                                   $  459,463,000                 $ 161,814,000
                                                   ==============                 =============

During the second quarter of 1996, the Company placed for sale its Augusta Plaza, Hood Commons and 585 Boylston Street properties because such properties are not aligned with the Company's strategic market focus. The dispositions of these properties are expected to be completed during 1997.

The following table sets forth the detail with respect to the properties with ownership interests held by the Company at December 31, 1996. The aggregate cost of those properties for Federal income tax purposes was approximately $498,738,000.





                                       F9

                                                                          Initial cost to
                                                                            the Company
                                                              ----------------------------------------
                                                                                      Buildings and      Capitalized Subsequent
SHOPPING CENTERS            Encumbrances                      Land                    Improvements            to Acquisiton
                            ------------                      ----                    -------------        --------------------
ILLINOIS
  Rivercrest Center                  $   -             $  7,349,000                    $ 17,147,000               $ 1,951,000
    Crestwood, IL
  Westview Center                        -                6,417,000                      14,973,000                 1,139,000
    Hanover Park, IL
  Crossroads Center                      -                2,846,000                       8,538,000                   651,000
    Fairview Heights, IL
  Commons of Chicago Ridge               -                5,087,000                      15,113,000                   986,000
   and Annex
    Chicago Ridge, IL
  Commons of Crystal                    **                3,546,000                      20,093,000                    65,000
   Lake
    Crystal Lake, IL
  Heritage Square                       **                8,047,000                      17,099,000                         -
    Naperville, IL
  Meadows Town Mall                      -                1,036,000                       5,965,000                   749,000
    Rolling Meadows, IL
  Sheridan Village                      **                2,841,000                      19,010,000                   156,000
    Peoria, IL
  High Point Centre                      -                2,969,000                      16,822,000                    65,000
    Lombard, IL
  Rollins Crossing                       -                1,996,000                       8,509,000                   261,000
    Round Lake Beach, IL
MINNESOTA
  Har Mar Mall                           -                6,551,000                      15,263,000                 8,461,000
    Roseville, MN
  Sun Ray Shopping                       -                   82,000                       2,945,000                11,933,000
   Center
    St. Paul, MN
  Richfield Hub                  5,355,000                3,000,000                       5,390,000                 5,148,000
   Shopping Center
    Richfield, MN
  Brookdale Square                       -                2,230,000                       6,694,000                    14,000
   Shopping Center
    Brooklyn, MN
  Hub West Shopping              4,942,000                  757,000                         345,000                 4,165,000
   Center
    Richfield, MN
  White Bear Hills                       -                  750,000                       3,762,000                   484,000
    White Bear Lake, MN
  Terrace Mall                           -                  630,000                       1,706,000                 2,369,000
    Robbinsdale, MN
  Burning Tree Plaza                     -                  609,000                       3,744,000                 3,961,000
    Duluth, MN
  Westwind Plaza                         -                1,949,000                       5,547,000                    35,000
    Minnetonka, MN
INDIANA
  Speedway SuperCenter                  **                6,098,000                      34,555,000                 1,151,000
   and Outlots
    Speedway, IN
  The Village Shopping                   -                1,152,000                       6,530,000                   190,000
   Center
    Gary, IN
  Washington Lawndale                   **                2,488,000                      13,062,000                    89,000
   Commons
    Evansville, IN
KANSAS
  Santa Fe Square                        -                1,999,000                       7,089,000                     -
    Olathe, KS
TENNESSEE
  Williamson Square             12,902,000                2,570,000                      14,561,000                   281,000
    Franklin, TN
WISCONSIN
  Mequon Pavilions                       -                2,761,000                      15,647,000                     4,000
    Mequon, WI
KENTUCKY
  Stony Brook                            -                3,106,000                       9,319,000                    89,000
    Louisville, KY
MISSOURI
  Grandview Plaza                        -                  414,000                       2,205,000                14,870,000
    Florissant, MO
NEW MEXICO
  St. Francis Plaza              1,945,000                1,578,000                       3,683,000                     -
    Santa Fe, NM
RETAIL/OFFICE BUILDING
  One North State                       **               16,765,000                      37,317,000                   610,000
    Chicago, IL                -----------             ------------                    ------------               -----------

Real estate
  investments held for lease    25,144,000               97,623,000                     332,633,000                59,877,000


Real estate
  investments held for sale              -                  735,000                       3,079,000                13,684,000
                               -----------             ------------                    ------------               -----------
Total real estate
  investments                  $25,144,000             $ 98,358,000                    $335,712,000               $73,561,000
                               ===========             ============                    ============               ===========

** The property is encumbered by a $100 million REMIC note. See Note 4 for further information.

Gross amount carried at December 31, 1996


                      Building                                                            Date               Lives on which
                         and                                     Accumulated            Acquired              Depreciation
Land                 Improvements           Total               Depreciation            by Company             is Computed
----                 ------------           -----               ------------            ----------           --------------
$ 7,349,000         $ 19,098,000           $ 26,447,000         $ 1,528,000                1994                   7 - 39


  6,404,000           16,125,000             22,529,000           1,706,000                1993                   4 - 39

  2,878,000            9,157,000             12,035,000           1,184,000                1992                   2 - 31.5

  5,087,000           16,099,000             21,186,000             289,000                 1996                  3 - 39

  3,546,000           20,158,000             23,704,000             402,000                 1996                  4 - 39

  8,047,000           17,099,000             25,146,000             340,000                 1996                  3 - 39

  1,036,000            6,714,000              7,750,000             138,000                 1996                  3 - 39

  2,841,000           19,166,000             22,007,000             395,000                 1996                  4 - 39

  2,969,000           16,887,000             19,856,000             319,000                 1996                 10 - 39

  1,996,000            8,770,000             10,766,000             173,000                 1996                  3 - 39



  6,786,000           23,489,000             30,275,000           2,892,000                 1992                   5 - 39

     91,000           14,869,000             14,960,000           7,531,000                 1961                   3 - 33

  3,000,000           10,538,000             13,538,000           2,854,000                 1988                   2 - 39

  2,230,000            6,708,000              8,938,000             132,000                 1996                   3 - 39

    757,000            4,510,000              5,267,000             684,000                 1991                  31.5

    755,000            4,241,000              4,996,000             314,000                 1993                  39

    630,000            4,075,000              4,705,000             504,000                 1993                   6 - 39

    609,000            7,705,000              8,314,000             703,000                 1993                   5 - 39

  1,949,000            5,582,000              7,531,000             312,000                 1994                  39

  6,098,000           35,706,000             41,804,000             673,000                 1996                   2 - 39

  1,152,000            6,720,000              7,872,000             136,000                 1996                   8 - 39

  2,488,000           13,151,000             15,639,000             275,000                 1996                   3 - 39



  1,999,000            7,089,000              9,088,000               -                     1996                   3 - 39



  2,570,000           14,842,000             17,412,000             309,000                 1996                   3 - 39


  2,761,000           15,651,000             18,412,000             312,000                 1996                   5 - 39



  3,106,000            9,408,000              12,514,000            193,000                 1996                   5 - 39



    427,000           17,062,000             17,489,000           5,389,000                 1971                   2 - 33



  1,578,000            3,683,000              5,261,000            157,000                  1995                   3 - 39

 16,765,000           37,927,000             54,692,000             826,000                 1996                   3 - 39
----------           -----------            -----------          ----------



 97,904,000          392,229,000            490,133,000          30,670,000



    740,000           16,758,000             17,498,000           7,213,000              1961-1973-
----------           -----------            -----------          ----------



$98,644,000         $408,987,000           $507,631,000         $37,883,000
 ==========          ===========            ===========          ==========

NOTE 4 - MORTGAGE LOANS AND LINE OF CREDIT

Mortgage loans outstanding at December 31 consist of the following:

                                  1996                          1995
                               ------------                 ------------
Mortgage loan secured          $  5,355,000                 $  5,431,000
by Richfield Hub
Shopping Center, at
9.875%, maturing
September 1998.

Mortgage loan secured             4,942,000                    5,014,000
by Hub West Shopping
Center, at 9.875%,
maturing September
1998.

Mortgage loan secured             1,945,000                    2,029,000
by St. Francis
Plaza, at 8.125%,
maturing December
2008.

Mortgage loans                            -                   12,320,000
secured by Sun Ray
Shopping Center, at
rates ranging from
9.625% to 11.75%.
These loans
were paid-off on
January 2, 1996.

Mortgage loan secured            12,902,000                            -
by Williamson
Square, at 8.000%,
maturing August 2005.

Mortgage note secured                                                  -
by six properties, at
7.230%,maturing
September 2000,
including unamortized
premium of $250,000.            100,250,000                            -
                               ------------                  -----------
                               $125,394,000                 $ 24,794,000
                               ============                 ============

The net book value of real estate pledged as collateral for loans was approximately $214,192,000 (see Note 3). The mortgage loans collateralized by Richfield Hub Shopping Center and Hub West Shopping Center are cross-collateralized.

In connection with the acquisition of Tucker, the Company assumed the obligations under a $100 million mortgage note with a fair value of $100,300,000 at the date of acquisition. The mortgage note is secured by Commons of Crystal Lake, Heritage Square, Sheridan Village, Speedway SuperCenter (excluding Outlots), Washington Lawndale Commons and One North State. The mortgage note was issued to a trust qualifying as a real estate mortgage investment conduit for Federal income tax purposes (the "REMIC Note"). Pursuant to terms of the indenture governing the REMIC Note, prior to October 1997, principal payments on the REMIC Note cannot be made and the properties collateralizing the REMIC Note cannot be sold. If the Company wishes either to repay all or part of the $100 million principal of the REMIC Note or to sell any of the properties collateralizing the REMIC Note after such date, the Company will incur significant prepayment penalties. The prepayment of principal of the REMIC Note requires an additional payment of the greater of either (i) 1% of the amount of principal being prepaid or (ii) the product of
(A) the difference between the outstanding principal balance of the REMIC Note before prepayment and the present value of all remaining interest and principal payments thereon and (B) the amount of principal being prepaid divided by the outstanding principal balance of the REMIC Note. After October 1997, in order to release any of the properties collateralizing the REMIC Note from the lien, the REMIC indenture requires that certain additional conditions be met, including that (i) the aggregate amount of principal repaid on the REMIC Note equals at least 125% of the amount of principal allocated to the property to be released and (ii) certain debt service coverage ratios continue to be satisfied.

On March 15, 1996, the Company entered into a new $150 million unsecured revolving credit facility with The First National Bank of Boston and other bank lenders, replacing the previous $65 million line of credit, which was secured by a blanket mortgage on six of the Company's properties. The new line bears interest at a rate equal to the lower of the bank's base rate or 1.75% over LIBOR. Additionally, there is a commitment fee ranging from 0.125% to 0.250% per annum of the unfunded line of credit balance depending on the outstanding balance during a calendar quarter. The rates available under the line become more favorable in the event the Company meets certain loan-to-value tests or receives an investment grade unsecured debt rating. At December 31, 1996, the weighted average interest rate on the line of credit was 7.51%. In addition to replacing outstanding borrowings under the Company's and Tucker's previously outstanding secured lines of credit, the facility is available for the acquisition, development, renovation and expansion of new and existing properties (including, but not limited to, capital improvements, tenant improvements and leasing commissions), and other working capital purposes. The line of credit matures March 1998.

The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time, and provide for the maintenance of certain financial tests including




                                     F12
minimum net worth and debt service coverage requirements. The Company believes that such covenants will not adversely affect the Company's business or the operation of its properties.

In order to reduce the Company's (and thus the lenders') exposure to the risks associated with floating rate debt, the line of credit requires that the Company maintain interest rate protection, at a rate satisfactory to the lead lender, with respect to at least $100 million of indebtedness. The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading or speculative purposes.

At December 31, 1996, the Company was party to interest rate cap agreements which entitle the Company to receive on a quarterly basis, the amount, if any, by which the applicable three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount exceeds the applicable cap rate for the protected amount. The Company was also party to a swap agreement whereby the Company receives or makes quarterly payments based on the differential between the three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount and the applicable fixed swap rate for the protected amount.

The following summarizes the interest rate protection agreements outstanding at December 31, 1996:

                                                                 Effect on
   Notional       Maximum     Type of                            Interest              Fair Value
    Amount         Rate      Contract           Maturity         Expense           December 31, 1996
 ---------------------------------------------------------------------------------------------------
 $43,000,000       6.00%       Swap          April 14, 1998      $149,000              $(116,000)
  40,000,000       7.50%       Cap           March 18, 1998             0                 16,000
  17,000,000       7.50%       Cap           April 11, 1998             0                  8,000
 -----------                                                      -------              ---------
$100,000,000                                                     $149,000              $ (92,000)
============                                                     ========              =========

The fair values of the interest rate protection agreements are estimated using option-pricing models that value the potential for the interest rate protection agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. The negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties. The aggregate unamortized cost of the interest rate protection agreements was $195,000 at December 31, 1996.

Scheduled principal payments on mortgage loans and the line of credit outstanding at December 31, 1996 are as follows:

      1997                   $    442,000
      1998                     73,972,000
      1999                        344,000
      2000                    100,621,000
      2001                        403,000
      Thereafter               13,112,000
                             ------------
                             $188,894,000
                             ============

NOTE 5 - RENTALS UNDER OPERATING LEASES

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1996 are as follows:

     1997                      $   56,997,000
     1998                          52,024,000
     1999                          48,267,000
     2000                          43,829,000
     2001                          38,747,000
     Later Years                  204,304,000
                               --------------
                               $  444,168,000
                               ==============

Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. Contingent rentals earned amounted to approximately $1,397,000, $1,083,000, and $1,121,000 in 1996, 1995 and 1994,
respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs, amounting to $21,748,000, $10,774,000, and $9,259,000 in 1996, 1995 and 1994, respectively.

No tenant accounted for as much as 10% of rental income in 1996, 1995 or 1994. One North State accounted for greater than 10% of the Company's rental income during 1996.


                                      F13

NOTE 6 - INCOME TAXES

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). Under the Code, a qualifying REIT that distributes at least 95% of its ordinary taxable income to its share owners is entitled to a tax deduction in the amount of the distribution. In addition, qualifying REITs are permitted to deduct capital gain distributions in the determination of the tax on capital gains. The Company paid distributions to share owners aggregating $23,168,000, $13,098,000, and $10,568,000 in 1996, 1995 and 1994, respectively. The Company has determined that for Federal income tax purposes approximately 69% of the distributions paid in 1996 were ordinary dividends, approximately 17% were a capital gain and approximately 14% were a return of capital; approximately 84% of the distributions paid in 1995 were ordinary dividends and approximately 16% were a return of capital; and approximately 74% of the distributions paid in 1994 were ordinary dividends and approximately 26% were a return of capital.

NOTE 7 - SHARE OWNERS' EQUITY

In December 1994, the Company filed a "shelf" registration with the Securities and Exchange Commission to register $125 million of common stock, preferred stock, debt securities, warrants, rights or units of the foregoing securities that the Company may issue through underwriters or in privately negotiated transactions for cash from time to time.

In January 1995, the Company issued 325,000 shares of common stock in conjunction with the purchase of the REIT advisory business of its former advisor. In April 1995, the Company issued 182,500 shares of common stock at a price of $17 per share, which proceeds were applied to the acquisition of St. Francis Plaza. In July 1995, the Company completed a public share offering of 2,500,000 shares of common stock at a price of $16 per share. Net proceeds from the offering were approximately $37,405,000 (net of offering costs of approximately $2,595,000), of which $32,600,000 was used to pay-down the Company's bank line of credit and $4,712,000 was used to pay-off the non-recourse mortgages assumed in November 1994, in connection with the Westwind Plaza purchase.

In November 1996, the Company completed a public offering of 2,875,000 shares of common stock (including shares issued pursuant to the exercise of the underwriter over-allotment option) at a price of $16.50 per share. Net proceeds from the offering, approximately $44,851,000 (net of offering costs of $2,618,000), were used to reduce outstanding indebtedness incurred under the line of credit.

Under the Company's Dividend Reinvestment and Share Purchase Plan in effect since 1993, share owners of record owning at least 100 shares may elect to reinvest cash dividends and make limited additional cash payments (minimum $100, maximum $2,500 per quarter) to purchase newly issued shares of the Company without brokerage fees or other transaction costs, at a 3% discount from market prices (as determined in the Plan). During 1996, 1995 and 1994, the Company issued 13,082, 16,714, and 8,530 shares, respectively, under this Plan.

NOTE 8 - STOCK OPTION PLANS

The Company's 1993 Stock Option and Incentive Plan authorizes options and other stock-based awards to be granted for up to 5% of the Company's shares outstanding. During 1996 and 1995, options for 17,500 and 217,500 shares, respectively, were granted under this Plan. All of the options granted in 1996 were pursuant to an amendment to the Plan approved by the share owners that year, which provides for an annual option grant for 2,500 shares to each non-employee director at an exercise price equal to the fair market value of the subject shares at the date of grant. At December 31, 1996 and 1995, options for 180,000 and 295,251 shares, respectively, remained outstanding under this and a prior stock option plan.

A committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the terms and duration of any award.

The Company has estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 8.96% and 8.87%; expected volatility of 23% and 18%; risk-free interest rates of 6.1% for both years; and expected lives of five years for both years. The Company applies Opinion No. 25 and related Interpretations in accounting for awards under the Plan. Accordingly, no compensation cost relating to the stock option plans has been recognized in the accompanying financial statements. Had compensation cost for the Company's Plan been determined consistent with Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                     F14

                                                               1996              1995
                                                               ----              ----
         Net income                 As Reported            $27,222,000        $8,431,000

                                    Pro Forma              $27,202,000        $8,231,000

         Net income per share       As Reported                  $1.54             $0.85

                                    Pro Forma                    $1.54             $0.83

The effect of applying Statement No. 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

A summary of option transactions during the periods covered by these financial statements is as follows:

                                                                                          Exercise Prices
                                                                        Shares               Per Share
                                                                      -------------------------------------
Outstanding at December 31, 1993 and 1994                               91,375            $11.50  -  $22.00
Granted                                                                217,500            $14.875 -  $16.50
Expired                                                                 (4,624)           $16.66  -  $21.25
Exercised                                                               (9,000)           $11.50  - $14.875
                                                                      --------

Outstanding at December 31, 1995                                       295,251            $11.50  -  $22.00
Granted                                                                 17,500                 $14.7375
Expired                                                                (24,251)           $14.75  -  $22.00
Exercised                                                             (108,500)           $11.50  -  $17.00
                                                                      --------

Outstanding at December 31, 1996                                       180,000            $11.50  -  $21.25
                                                                      ========

All options outstanding at December 31, 1996 are fully vested and exercisable and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances. The weighted average exercise price per share and the weighted average contractual life of options outstanding at December 31, 1996 were $15.65 and 6.90 years, respectively. The weighted average fair value of options granted during 1996 and 1995 approximates the exercise prices for such options on the date of grant.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.

The Company's financial instruments, other than debt and interest rate protection agreements for the Company's line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets are assumed to be at fair value.

The Company's mortgage loans are at fixed rates, and when compared with borrowing rates currently available to the Company with similar terms and average maturities, approximate fair value. The Company's line of credit is at a variable rate, which results in a carrying value that approximates its fair value. The fair values of the interest rate protection agreements and methodologies for determining their fair values are described in Note 4.

NOTE 10 - SUBSEQUENT EVENTS

In separate transactions during January 1997, the Company acquired three shopping centers located in Indiana, Iowa and Minnesota, aggregating 245,000 square feet for a total purchase price of approximately $16.2 million. Roseville Center was purchased for approximately $5.4 million through the issuance of 281,300 limited partnership units in BOLP and cash drawn from the Company's line of credit. Martin's Bittersweet Plaza was purchased for approximately $4.8 million with financing provided by the assumption of $3.8 million in debt, with the balance funded with the Company's line of credit. Warren Plaza was purchased for approximately $6.0 million with cash drawn from the Company's line of credit.

On March 13, 1997, the Company completed the sale of Hood Commons for $11.7 million, resulting in a gain of approximately $3.1 million for financial reporting purposes.




                                     F15

NOTE 11 - PRO FORMA INFORMATION

On March 15, 1996, the Company closed the merger acquisition of Tucker. The acquisition was completed through the issuance of 7.4 million common shares of the Company valued at $13.96 per share, in exchange for 100% of the outstanding shares of Tucker, payment of certain transaction costs and the assumption of all of Tucker's liabilities. The Tucker share owners received .686 of a share of Bradley for each outstanding Tucker share. The acquisition was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the fair value of assets acquired and liabilities assumed over the purchase price was not material. Such excess was allocated to reduce proportionately, the values assigned to the properties acquired.

The following table sets forth certain summary unaudited pro forma operating data for the years ended December 31, 1996 and 1995, as if the merger had been consummated as of the beginning of 1996 and 1995, after giving effect to certain adjustments including a reduction in depreciation expense due to longer useful lives and estimated cost savings of the combined entity.



                                                ---------------------------------------
                                                         Years ended December 31,
                                                       1996                    1995
                                                ---------------------------------------
                                                            (Unaudited)
        Total revenues                          $    89,561,000         $    87,428,000
        Net income                              $    29,213,000         $    17,135,000
        Net income per share                    $          1.53         $          0.99



The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1996 and 1995, nor does such data purport to represent the results to be achieved in future periods.

NOTE 12 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                   March 31,        June 30,       Sept. 30,     Dec. 31,
                                    1996              1996           1996          1996
                                  -------------------------------------------------------
                                      (Thousands of dollars except per share data)
Rental income                      $    11,219    $    21,982    $    21,442   $   22,869
Gain on sale of property           $     9,379    $         -    $         -   $        -
Net income                         $    11,375    $     4,852    $     4,885   $    6,110
Net income per share               $       .91    $       .26    $       .26   $      .30

                                   March 31,      June 30,        Sept. 30,    Dec. 31,
                                    1995           1995            1995         1995
                                  -------------------------------------------------------
                                      (Thousands of dollars except per share data)
Rental income                      $    8,615     $    8,686     $   9,396     $    9,708
Net income                         $    1,835     $    1,638     $   2,357     $    2,601
Net income per share               $      .22     $      .19     $     .21     $      .23





                                     F16

                                                                  SCHEDULE III

                           BRADLEY REAL ESTATE, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

     Cost                                                         December 31,
     ----                                                         ------------

                                                     1996             1995               1994
                                                     ----             ----               ----
Balance, beginning of year                    $ 189,405,000     $  177,939,000    $  138,189,000
Improvements and other
     additions                                  320,053,000         11,466,000        41,433,000
Sale of property                                 (1,827,000)                 -        (1,683,000)
                                              --------------    --------------    --------------
Balance, end of year                          $ 507,631,000     $  189,405,000    $  177,939,000
                                              =============     ==============    ==============

     Accumulated Depreciation
     ------------------------

Balance, beginning of year                    $  27,591,000     $   22,385,000    $   18,156,000
Depreciation provided                            10,292,000          5,206,000         4,330,000
Sale of property                                          -                  -          (101,000)
                                              -------------     --------------    --------------
Balance, end of year                          $  37,883,000     $   27,591,000    $   22,385,000
                                              =============     ==============    ==============




                                     F17