Form 10-Q
period 1997-03-31
BRADLEY REAL ESTATE INC
filed 1997-05-14
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____

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

Registrant's telephone number, including area code: (847) 272-9800

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
Indicate the number of shares outstanding of each class of Common Stock as of March 31, 1997:

    Shares of Common Stock, $.01 par value:  21,669,569 shares outstanding.

                           BRADLEY REAL ESTATE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)


                                                              March 31,       December 31,
ASSETS                                                          1997             1996
                                                              ---------       -----------

Real estate investments-at cost                               $499,457           $490,133
Accumulated depreciation and amortization                      (33,561)           (30,670)
                                                              --------           --------
Net real estate investments                                    465,896            459,463

Real estate investments held for sale                            9,904             10,285

Other Assets:
  Cash and cash equivalents                                      3,196              7,462
  Rents and other receivables, net of allowance for
    doubtful accounts of $2,124 for 1997 and $1,636 for
    1996                                                        11,716              9,543
  Deferred charges, net and other assets                        14,347             15,531
                                                              --------           --------
Total assets                                                  $505,059           $502,284
                                                             =========          =========
LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                 129,024            125,394
Line of credit                                                  55,300             63,500
Accounts payable, accrued expenses and other liabilities        19,666             19,505
                                                              --------           --------
Total liabilities                                              203,990            208,399
                                                              --------           --------
Minority interest                                                8,010              4,160
                                                              --------           --------
Share Owners' equity:
  Shares of preferred stock, par value $.01 per share:
    Authorized 20,000,000 shares; 0 shares
    issued and outstanding                                           -                  -
  Shares of common stock, par value $.01 per share:
    Authorized 80,000,000 shares; Issued and
    outstanding, 21,669,569 and 21,658,790, respectively           217                217
  Shares of excess stock, par value $.01 per share:
    Authorized 50,000,000 shares; 0 shares issued
    and outstanding                                                  -                  -

Additional paid-in capital                                     300,434            298,875
Distributions in excess of accumulated earnings                 (7,592)            (9,367)
                                                              --------           --------
Total share owners' equity                                     293,059            289,725
                                                              --------           --------
Total liabilities and share owners' equity                    $505,059           $502,284
                                                              ========           ========


      The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                                                         Quarter Ended
                                                                            March 31,
                                                                       1997          1996
                                                                       ----          ----
Income:

    Rental income                                                      $22,855     $11,219
    Other income                                                           326         102
                                                                    ----------  ----------
                                                                        23,181      11,321
                                                                    ----------  ----------

Expenses:

    Operations, maintenance and management                               3,333       2,085
    Real estate taxes                                                    5,068       2,675
    Mortgage and other interest                                          3,650       1,385
    Administrative and general                                           1,105         555
    Write-off of deferred financing and acquisition costs                    -         344
    Depreciation and amortization                                        3,930       2,252
                                                                    ----------  ----------
                                                                        17,086       9,296
                                                                    ----------  ----------

Income before gain on sale of property                                   6,095       2,025
Gain on sale of property                                                 3,073       9,379
                                                                    ----------  ----------
Income before allocation to minority interest                            9,168      11,404
Income allocated to minority interest                                     (244)        (29)
                                                                    ----------  ----------
Net income                                                              $8,924     $11,375
                                                                    ==========  ==========
Net income per weighted average share outstanding                        $0.41       $0.91
                                                                    ==========  ==========
Weighted average shares outstanding                                 21,665,593  12,536,714
                                                                    ==========  ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                                                      Retained
                                                                      Earnings
                                                                   (Distributions
                                                      Additional    in Excess of
                                         Shares        Paid-In      Accumulated
                                      at par value     Capital       Earnings)
                                     --------------  ------------  --------------

Balance at December 31, 1996              $217            $298,875        $(9,367)
Net income                                   -                   -          8,924
Cash distributions ($.33 per share)          -                   -         (7,149)
Exercise of stock options                    -                 119              -
Dividend reinvestment participation          -                  73              -
Reallocation of minority interest            -               1,367              -
                                        ------            --------        -------
Balance at March 31, 1997                 $217            $300,434        $(7,592)
                                        ======            ========        =======

        The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                For the quarter ended
                                                                      March 31,
                                                                  1997         1996
                                                               -----------  -----------
Cash flows from operating activities:
  Net income                                                     $8,924      $11,375
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                 3,930        2,252
    Gain on sale of property                                     (3,073)      (9,379)
    Write-off of deferred financing and acquisition costs             -          344
    Income allocated to minority interest                           244           29
  Changes in operating assets and liabilities (net of
    the effect of the Tucker acquisition in 1996):
    (Increase) decrease in rents and other receivables           (2,173)       1,010
    Increase in accounts payable, accrued expenses
      and other liabilities                                         161          401
    Increase in deferred charges                                   (626)        (279)
                                                               -----------  -----------
  Net cash provided by operating activities                       7,387        5,753
                                                               -----------  -----------

Cash flows from investing activities:
  Expenditures for real estate investments                       (7,066)      (2,245)
  Purchase of Tucker, net of cash acquired                            -       (2,337)
  Net proceeds from sale of property                             11,310            -
  Excess proceeds from like-kind exchange of properties               -        4,145
                                                               -----------  -----------
  Net cash provided by (used in) investing activities             4,244         (437)
                                                               -----------  -----------

Cash flows from financing activities:
  Borrowing from lines of credit                                  5,800      108,000
  Cost associated with modified line of credit                     (381)      (1,463)
  Pay-off of secured mortgage loans with borrowings
    from lines of credit                                              -      (32,234)
  Payments under lines of credit                                (14,000)     (73,208)
  Distributions paid                                             (7,149)      (3,706)
  Distributions to minority interest holders                       (195)           -
  Proceeds from shares issued under dividend reinvestment
    plan                                                             73           35
  Proceeds from exercise of stock options                           119           17
  Principal payments on mortgage loans                             (164)         (66)
                                                               -----------  -----------
  Net cash used in financing activities                         (15,897)      (2,625)
                                                               -----------  -----------

  Net increase (decrease) in cash and cash equivalents           (4,266)       2,691

Cash and cash equivalents:
  Beginning of period                                             7,462          697
                                                               -----------  -----------
  End of period                                                  $3,196       $3,388
                                                               ===========  ===========

Supplemental cash flow information:
  Interest paid, net of amount capitalized                       $3,641       $1,179
                                                               ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1996.

NOTE 2 - AMENDED LINE OF CREDIT AGREEMENT

On March 28, 1997 the Company amended its $150 million unsecured revolving credit facility, extending the maturity date to March 15, 1999 and reducing the interest rate to the lower of the lead bank's base rate or 1.50% over LIBOR from the lower of the bank's base rate or 1.75% over LIBOR. The rates available under the line become more favorable in the event the Company receives an investment grade unsecured debt rating. The facility is available for the acquisition, development, renovation and expansion of new and existing properties (including, but not limited to, capital improvements, tenant improvements and leasing commissions), and for other working capital purposes. The amended facility also liberalized various of the Company's financial and operating covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time to a percentage of the Company's Consolidated Market Value as defined, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

On March 15, 1996, the Company acquired all of the assets of Tucker Properties Corporation ("Tucker") in a merger transaction that involved the issuance of
7.4 million common shares of the Company valued at $13.96 per share, payment of certain transaction costs and the assumption of all of Tucker's liabilities. The acquisition was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition, and the results of operations of Tucker have been included in the Company's financial statements from March 15, 1996.

In separate transactions during January 1997, the Company acquired three shopping centers located in Indiana, Iowa and Minnesota, aggregating 245,000 square feet for a total purchase price of approximately $16.2 million. On April 28, 1997, the Company completed the acquisition of an additional shopping center located in Iowa for approximately $4.6 million.

On March 13, 1997, the Company completed the sale of Hood Commons located in Derry, New Hampshire for a net sales price of $11.3 million, resulting in a gain of approximately $3.1 million for financial reporting purposes.

As a result of these acquisition and disposition activities, the Company currently owns 35 properties in 12 states, aggregating over 7.8 million square feet of rentable space.

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE

In January 1997, a property was purchased for approximately $5.4 million which included the issuance of limited partnership units ("OP Units") in Bradley Operating Limited Partnership ("BOLP") which the holders may ultimately exchange for 281,300 shares of the Company's common stock. BOLP is a limited partnership of which the Company owns a 92.6% general partner interest.

Also in January 1997, a property was purchased for approximately $4.8 million which included the Company's assumption of a $3.8 million non-recourse mortgage note.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of March 31, 1997, the Company is holding for sale Augusta Plaza, 585 Boylston Street and Village Shopping Center. The net book value of these properties, $9.9 million, has been reclassified on the balance sheet from "Real estate investments" to "Real estate investments held for sale". The balance as of December 31, 1996, $10.3 million, included Hood Commons, which was sold in March 1997 (see Note 3), and excluded Village Shopping Center, which was placed for sale during March 1997. The properties held for sale are no longer depreciated for financial reporting purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first quarter of 1997, the Company acquired three shopping centers in separate transactions for a total purchase price of approximately $16.2 million, and sold one shopping center that had been held for sale for a net sales price of approximately $11.3 million. During the year ended December 31, 1996, the Company acquired sixteen properties, including fourteen properties in connection with the acquisition of Tucker, and sold its interest in a ground lease. Including operations for the newly acquired properties and the gains on sales of properties of $9.4 million in 1996 and $3.1 million in 1997, net income decreased $2.5 million. Excluding the gains on sales in both years, however, net income per share increased 69% from $0.16 per share to $0.27 per share. Per share amounts reflect weighted average shares outstanding of 21,665,593 during the first quarter of 1997 and 12,536,714 during the first quarter of 1996. The increased number of shares outstanding was due primarily to a 2,875,000 share public offering completed in November 1996 and the issuance of 7,428,157 shares in connection with the Tucker acquisition on March 15, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128") which supersedes APB Opinion No. 15, "Earnings Per Share." Statement No. 128 replaces the presentation of "primary EPS," which the Company has historically presented, with a presentation of "basic EPS," and replaces the presentation of "fully diluted EPS," which the Company has not been required to present due to the immaterial difference from primary EPS, with "diluted EPS." It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management does not expect implementation of Statement No. 128 to have a material effect on the financial statements of the Company because basic EPS is not expected to differ from the primary earnings per share as previously presented, and diluted EPS is not expected to be materially different from basic EPS.

Acquisitions and Disposition Activities:


       Acquisitions               Date
--------------------------  -----------------
Tucker (14 properties)       March 15, 1996
Brookdale Square             March 26, 1996
Santa Fe Square              December 27, 1996
Roseville Center             January 1, 1997
Martin's Bittersweet Plaza   January 1, 1997
Warren Plaza                 January 21, 1997


       Dispositions               Date
--------------------------  -----------------
Nicollet Avenue              March 26, 1996
Hood Commons                 March 13, 1997

Property Specific Revenues And Expenses (in thousands of dollars):



                       Three months ended
                           March 31,                             Acquisitions/       Properties Held
                        1997       1996        Difference        Dispositions          Both Years
                       ----------------        ----------        ------------        ---------------

Rental income           $22,855    $11,219     $11,636            $11,477              $159
Operations,
maintenance and
  management              3,333      2,085       1,248              1,559              (311)
Real estate taxes         5,068      2,675       2,393              2,238               155
Depreciation and
  amortization            3,930      2,252       1,678              1,542               136

Results attributable to acquisition and disposition activities:

Rental income increased from $11,219,000 in the first quarter of 1996 to $22,855,000 in the first quarter of 1997. Approximately $11,807,000 of the increase was attributable to the Company's acquisition activities, partially offset by $330,000 attributable to disposition activities.

Operations, maintenance and management expense increased from $2,085,000 in the first quarter of 1996 to $3,333,000 in the first quarter of 1997.
Approximately $1,559,000 of the increase was attributable to the Company's acquisition and disposition activities.

Real estate taxes increased from $2,675,000 in the first quarter of 1996 to $5,068,000 in the first quarter of 1997. Approximately $2,238,000 of the increase was attributable to the Company's acquisition activities.

Depreciation and amortization increased from $2,252,000 in the first quarter of 1996 to $3,930,000 in the first quarter of 1997. Approximately $1,661,000 of the increase was attributable to the Company's acquisition activities, partially offset by $119,000 attributable to disposition activities.

Results for properties fully operating throughout both periods:

The remaining increase in rental income of approximately $159,000 represented an increase of 2.0% over the first quarter of 1996. The positive variance was primarily due to an increase at Har Mar Mall resulting from successful leasing activity during the second half of 1996, where leases were signed for approximately 26,000 square feet, or 6% of the Center. A decrease in rental income at Grandview Plaza due to the vacancy of JC Penney in 1996 was offset by an increase at Rivercrest Center due to an increase in average occupancy during the first quarter of 1997 compared with the first quarter of 1996.

The remaining decrease in operations, maintenance and management expense of $311,000, or 20% from the first quarter of 1996, was primarily attributable to cost savings resulting from the completion of the internalization of the property management function for the properties located in the Midwest.

The remaining increase in real estate taxes of $155,000, or 7% over the first quarter of 1996, was primarily attributable to estimated increases in 1997 real estate taxes at most of the Company's properties located in Minnesota.

The remaining increase in depreciation and amortization of $136,000 was primarily a result of new construction and leasing at White Bear Hills, Har Mar Mall and Burning Tree Plaza as well as new tenancies at various other locations.

Non-Property Specific Expenses:

Mortgage and other interest expense increased to $3,650,000 for the quarter ended March 31, 1997 from $1,385,000 during the same period in the prior year. Debt assumed in the Tucker acquisition, consisting primarily of the $100 million REMIC mortgage note secured by six of the acquired Tucker properties, accounted for a majority of the increase in interest expense. Interest expense of approximately $1,808,000 and $304,000 (sixteen days) for the three month periods ended March 31, 1997, and 1996, respectively, related to the REMIC. A higher weighted average outstanding balance on the Company's line of credit resulted in an increase in interest expense of approximately $467,000 for the three month period ended March 31, 1997 compared with the same period in the prior year. Additionally, mortgage interest expense on the mortgage note assumed in the acquisition of Martin's Bittersweet Plaza in January 1997 contributed approximately $88,000 to the increase during the first quarter of 1997 compared with the first quarter of 1996. The Company's weighted average interest rate for the three months ended March 31, 1997 was approximately 7.67%.

Administrative and general expense increased from $555,000 during the quarter ended March 31, 1996 to $1,105,000 during the quarter ended March 31, 1997. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker acquisition the Company reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities, mostly during the second half of 1996. Primarily as a result of the Tucker acquisition and the internal reorganization, the Company has increased the number of employees, resulting in an increase in payroll costs.

During the first quarter of 1996, the Company incurred a one-time charge of $344,000 consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of securities. The Company may also acquire properties through the direct issuance of securities of the Company, or via Bradley Operating Limited Partnership ("BOLP"), through the issuance of limited partnership units in the Operating Partnership. Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions in properties with higher growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

The Company focuses its investment activities on community and neighborhood shopping centers primarily in the Midwestern United States anchored by regional and national grocery store chains. The Company will continue to seek acquisition opportunities of individual properties and property portfolios in both primary and secondary Midwest markets where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

As of March 31, 1997, financial liquidity was provided by approximately $3,196,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $94,700,000. In addition, the Company has an effective "universal shelf" registration statement under which the Company may issue up to $34,460,000 in debt or equity securities.

The Company expects to file further "universal shelf" registration statements which will give it flexibility to issue additional debt or equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Operating Activities

Net cash flows provided by operating activities increased to $7,387,000 during the first quarter of 1997, from $5,753,000 during the same period in 1996. The increase is primarily due to the growth of the Company's portfolio, from 17 properties at January 1, 1996, to 34 properties at March 31, 1997.

For the three months ended March 31, 1997, funds from operations ("FFO") increased $5,474,000 or 134% from $4,083,000 to $9,557,000. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities increased to a source of cash of $4,244,000 during the first quarter of 1997, from a net use of cash of $437,000 during the same period of 1996.

During the first quarter of 1997, the Company acquired three shopping centers in separate transactions for a total purchase price of approximately $16.2 million, and sold one property that had been held for sale for a net sales price of approximately $11.3 million. Subsequent to quarter-end, the Company completed the acquisition of its second shopping center located in Iowa for approximately $4.6 million.

Financing Activities

Net cash flows provided by financing activities declined to a net use of cash of $15,897,000 during the first quarter of 1997 from a net use of cash of $2,625,000 during the same period in 1996. Distributions (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $7,149,000 in the first quarter of 1997, and $3,706,000 in the first quarter of 1996.

The three acquisitions completed during the first quarter of 1997 demonstrated the important benefits of a flexible capital structure in executing the Company's growth strategy. Warren Plaza, a 90,000 square foot shopping center located in Dubuque, Iowa, was acquired for cash with financing provided by the Company's unsecured bank line of credit. Martin's Bittersweet Plaza, an 80,000 square foot shopping center located in Mishawaka, Indiana, was acquired with cash provided by the Company's unsecured bank line of credit and the assumption of a $3,800,000 non-recourse mortgage note. Roseville Center, a 75,000 square foot shopping center located in Roseville, Minnesota, was the first property acquired utilizing the Company's newly formed UPREIT structure, issuing limited partnership units in BOLP to the former owners of the Center which the holders may ultimately exchange for 281,300 shares of the Company's common stock.

In March 1997, the Company completed the sale of Hood Commons located in Derry, New Hampshire, for a net sales price of $11.3 million. The net proceeds were used to pay-down the Company's unsecured bank line of credit. Although the spread between the yield generated by Hood Commons and the interest rate incurred on the line of credit is slightly dilutive to earnings in the near term, the Company believes the proceeds can be better invested in properties with higher growth potential and that are more in line with the Company's strategic markets. Almost half of the net proceeds were used to acquire Spring Village, a 92,000 square foot shopping center located in Davenport, Iowa. The remaining proceeds are expected to be reinvested during the remainder of 1997.

Also in March 1997, the Company amended its $150 million unsecured revolving credit facility, extending the maturity date to March 15, 1999, and reducing the interest rate to the lower of the bank's base rate or 1.50% over LIBOR from the lower of the bank's base rate or 1.75% over LIBOR, effectively lowering the Company's cost of capital, a critical component of the Company's growth strategy. The amended line of credit agreement also provides more flexible covenants compared with the previous agreement.

Capital Strategy

The Tucker liabilities assumed included a $100,000,000 mortgage note secured by six properties. The note had been issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for federal income tax purposes.
The REMIC Note has a fixed, 7.3% rate of interest, with an effective rate of 7.23%, matures in September 2000 and becomes prepayable, with a significant prepayment premium, in October 1997. Management's objective is to obtain an investment grade rating from one or more national rating agencies that will further increase the Company's financial flexibility by permitting it to issue fixed-rate unsecured debt on favorable terms. Management believes that the bank line of credit, as well as the current value of the Company's assets, provide the Company with the necessary flexibility to refinance the REMIC Note, as well as its other debt obligations when due, although there can be no assurance that refinancing terms at the time of maturity will be favorable.

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

At March 31, 1997, the Company was holding for sale its Augusta Plaza and 585 Boylston Street properties because such properties are not aligned with the Company's strategic market focus. The dispositions of these properties are expected to be completed during 1997. Additionally, during March 1997, the Company placed for sale Village Shopping Center, one of the properties acquired from Tucker, since such property is considered by management to be a non-core property where the proceeds from a sale could be better invested in a property or properties with higher growth potential. Proceeds received from a sale of any or all of these properties would provide additional liquidity to the Company and may be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties.

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Risk Factors" under the discussion of the Company's business in Item 1 of the Company's Form 10-K for the year ended December 31, 1996.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

Item 5.  OTHER INFORMATION
         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibit No.            Description
         -----------------      ----------------------------------------------
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


         3.4                   By-laws of Bradley Real Estate, Inc.,
                               incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated
                               October 17, 1994.


        10.2.1                 First Amendment dated as of May 2, 1996 and
                               Second Amendment dated as of March 28, 1997 to
                               Revolving Credit Agreement by and among Bradley
                               Real Estate, Inc., Bradley Operating Limited
                               Partnership, The First National Bank of Boston and other banks.

        27                     Financial Data Schedule


    (b)   Reports on Form 8-K

          The Registrant did not file any Form 8-K reports with respect to events occurring the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  May 13, 1997


                                  Bradley Real Estate, Inc.
                                           Registrant



                                  By: /s/ Thomas P. D'Arcy
                                     -----------------------
                                     Thomas P. D'Arcy
                                     President and CEO





                                  By: /s/ Irving E. Lingo, Jr.
                                     ----------------------------
                                     Irving E. Lingo, Jr.
                                     Chief Financial Officer
                                    (Principal Accounting Officer)