Form 10-Q
period 1997-06-30
BRADLEY REAL ESTATE INC
filed 1997-08-13
CIK 13777

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____

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

Indicate the number of Shares outstanding of each class of Common Stock as of June 30, 1997:

   Shares of Common Stock, $.01 par value:  21,676,375 Shares outstanding.

                          BRADLEY REAL ESTATE, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)
                                 (UNAUDITED)




                                                     June 30,      December 31,
ASSETS                                                 1997            1996
                                                    ---------      ------------
Real estate investments-at cost                     $ 510,558       $ 490,133
Accumulated depreciation and amortization             (36,708)        (30,670)
                                                    ---------       ---------
Net real estate investments                           473,850         459,463

Real estate investments held for sale                  10,000          10,285

Other Assets:
 Cash and cash equivalents                              3,579           7,462
 Rents and other receivables, net of allowance for
  doubtful accounts of $2,309 for 1997 and
  $1,636 for 1996                                      10,587           9,543
 Deferred charges, net and other assets                14,964          15,531
                                                    ---------       ---------
Total assets                                        $ 512,980       $ 502,284
                                                    =========       =========
LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                        128,868         125,394
Line of credit                                         64,400          63,500
Accounts payable, accrued expenses and
 other liabilities                                     20,708          19,505
                                                    ---------       ---------
Total liabilities                                     213,976         208,399
                                                    ---------       ---------

Minority interest                                       7,952           4,160
                                                    ---------       ---------
Share Owners' equity:
 Shares of preferred stock, par value $.01 per share:
  Authorized 20,000,000 shares; 0 shares issued
  and outstanding                                           -               -
 Shares of common stock, par value $.01 per share:
  Authorized 80,000,000 shares; issued and
  outstanding, 21,676,375 at June 30, 1997
  and 21,658,790 at December 31, 1996                     217             217
 Shares of excess stock, par value $.01 per share:
  Authorized 50,000,000 shares; 0 shares issued
  and outstanding                                           -               -

 Additional paid-in capital                           300,551         298,875
 Distributions in excess of accumulated earnings       (9,716)         (9,367)
                                                    ---------       ---------
Total share owners' equity                            291,052         289,725
                                                    ---------       ---------
Total liabilities and share owners' equity          $ 512,980       $ 502,284
                                                    =========       =========

 The accompanying notes are an integral part of these consolidated financial statements.

                          BRADLEY REAL ESTATE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                 (UNAUDITED)



                                                          Three months ended         Six months ended
                                                               June 30,                  June 30,
                                                           1997        1996          1997        1996
                                                       -----------  -----------  -----------  -----------
Income:
 Rental income                                         $    23,034  $    21,982  $    45,889  $    33,201
 Other income                                                  316          453          642          555
                                                       -----------  -----------  -----------  -----------
                                                            23,350       22,435       46,531       33,756
                                                       -----------  -----------  -----------  -----------
Expenses:
 Operations, maintenance and management                      3,666        3,707        6,999        5,792
 Real estate taxes                                           4,559        5,013        9,627        7,688
 Mortgage and other interest                                 3,581        4,169        7,231        5,554
 Administrative and general                                  1,154          888        2,259        1,443
 Write-off of deferred financing and acquisition costs           -            -            -          344
 Depreciation and amortization                               3,925        3,724        7,855        5,976
                                                       -----------  -----------  -----------  -----------
                                                            16,885       17,501       33,971       26,797
                                                       -----------  -----------  -----------  -----------
Income before gain on sale and provision for loss
 on real estate investments                                  6,465        4,934       12,560        6,959
Gain on sale of property                                         -            -        3,073        9,379
Provision for loss on real estate investment                (1,300)           -       (1,300)           -
                                                       -----------  -----------  -----------  -----------
Income before allocation to minority interest                5,165        4,934       14,333       16,338
Income allocated to minority interest                         (137)         (82)        (381)        (111)
                                                       -----------  -----------  -----------  -----------
Net income                                             $     5,028  $     4,852  $    13,952  $    16,227
                                                       ===========  ===========  ===========  ===========
Net income per weighted average share outstanding      $      0.23  $      0.26  $      0.64  $      1.04
                                                       ===========  ===========  ===========  ===========
Weighted average shares outstanding                     21,671,292   18,662,532   21,668,458   15,599,623
                                                       ===========  ===========  ===========  ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                          BRADLEY REAL ESTATE, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                (Dollars in thousands, except per share data)
                                 (UNAUDITED)



                                                                       Retained
                                                                       Earnings
                                                                    (Distributions
                                                        Additional    in Excess of
                                          Shares         Paid-In      Accumulated
                                       at par value      Capital       Earnings)
                                     ----------------  -----------  --------------
Balance at December 31, 1996              $  217         $298,875        ($9,367)
Net income                                     -                -          8,924
Cash distributions ($.33 per share)            -                -         (7,149)
Exercise of stock options                      -              119              -
Dividend reinvestment participation            -               73              -
Reallocation of minority interest              -            1,367              -
                                          ------         --------        -------
Balance at March 31, 1997                    217          300,434         (7,592)

Net income                                     -                -          5,028
Cash distributions ($.33 per share)            -                -         (7,152)
Exercise of stock options                      -               36              -
Dividend reinvestment participation            -               81              -
                                          ------         --------        -------
Balance at June 30, 1997                  $  217         $300,551        ($9,716)
                                          ======         ========        =======

The accompanying notes are an integral part of these consolidated financial statements.

                          BRADLEY REAL ESTATE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (UNAUDITED)


                                                              For the six months ended
                                                                        June 30,
                                                                   1997          1996
                                                                   ----          ----
Cash flows from operating activities:
  Net income                                                     $ 13,952      $ 16,227
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 7,855         5,976
       Gain on sale of property                                    (3,073)       (9,379)
        Provision for loss on real estate investment                1,300             -
        Write-off of deferred financing and acquisition costs           -           344
        Income allocated to minority interest                         381           111
  Changes in operating assets and liabilities, net of
    the effect of the Tucker acquisition:
    (Increase) decrease in rents and other receivables             (1,044)        1,797
    Increase in accounts payable, accrued expenses
      and other liabilities                                           985         1,483
    Increase in deferred charges                                   (1,169)       (1,909)
                                                                 --------      --------
  Net cash provided by operating activities                        19,187        14,650
                                                                 --------      --------
Cash flows from investing activities:
  Expenditures for real estate investments                        (20,187)       (4,240)
  Purchase of Tucker, net of cash acquired                              -        (1,825)
  Net proceeds from sale of property                               11,310             -
  Excess proceeds from like-kind exchange of properties                 -         4,145
                                                                 --------      --------
  Net cash used in investing activities                            (8,877)       (1,920)
                                                                 --------      --------
Cash flows from financing activities:
  Borrowing from lines of credit                                   20,900       110,500
  Cost associated with modified line of credit                       (391)            -
  Pay-off of secured mortgage loans with borrowings
    from lines of credit                                                -       (32,234)
  Payments under lines of credit                                  (20,000)      (76,208)
  Expenditures to acquire new line of credit                            -        (1,468)
  Distributions paid                                              (14,301)       (9,864)
  Distributions to minority interest holders                         (390)         (104)
  Proceeds from shares issued under dividend
    reinvestment plan                                                 154            80
  Exercise of stock options                                           155            17
  Principal payments on mortgage loans                               (320)         (187)
                                                                 --------      --------
  Net cash used in financing activities                           (14,193)       (9,468)
                                                                 --------      --------
  Net increase (decrease) in cash and cash equivalents             (3,883)        3,262

Cash and cash equivalents:
  Beginning of period                                               7,462           697
                                                                 --------      --------
  End of period                                                  $  3,579      $  3,959
                                                                 ========      ========

Supplemental cash flow information:
  Interest paid, net of amount capitalized                       $  7,241      $  5,097
                                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                          BRADLEY REAL ESTATE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by Bradley Real Estate, Inc., together with its subsidiaries (the "Company"), without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1996.

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.
The Company has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. Derivatives that do not satisfy the criteria above are carried at market value, and any changes in market value are recognized in other income. The Company has only entered into derivative transactions that satisfy the aforementioned criteria.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

In separate transactions during January 1997, the Company acquired three shopping centers located in Indiana, Iowa and Minnesota, aggregating 245,000 square feet for a total purchase price of approximately $16.2 million. During the second quarter, the Company completed the acquisitions of two additional shopping centers located in Iowa for a total purchase price of approximately $10.3 million.

On March 13, 1997, the Company completed the sale of Hood Commons located in Derry, New Hampshire for a net sales price of $11.3 million, resulting in a gain of approximately $3.1 million for financial reporting purposes.

Subsequent to quarter-end, the Company completed the acquisition of a portfolio of five properties aggregating approximately 420,000 square feet for a total purchase price of approximately $28.8 million with funds drawn from the Company's line of credit facility. Three of the properties are located in Illinois and two are located in Iowa.

Also subsequent to quarter-end, in separate transactions, the Company completed the acquisitions of two additional shopping centers located in Indiana and Iowa, aggregating approximately 386,000 square feet for a total purchase price of approximately $25.0 million. The center located in Iowa was purchased with funds drawn from the Company's line of credit. The center located in Indiana was purchased through the issuance of limited partnership units ("OP Units") in Bradley Operating Limited Partnership ("BOLP"), which the holders may ultimately exchange for 478,619 shares of the Company's common stock, and the assumption of a $6.9 million non-recourse mortgage note which was paid-off in full at close with cash drawn from the Company's line of credit. BOLP is a limited partnership of which the Company currently owns an 87.4% general partner interest. As a result of the acquisition of the center located in Indiana, there are currently 1,070,920 OP Units outstanding.

As of June 30, 1997, the Company recorded a provision for loss on its investment in Meadows Town Mall, located in Rolling Meadows, Illinois. While undertaking a redevelopment plan for the Center, the Company received an unsolicited offer from a prospective purchaser of the property. The Company has accepted the offer with the intention of redeploying proceeds from the sale toward the acquisition of another property or properties. The provision of $1,300,000 represents the difference between the sales price, net of closing costs, and the carrying value of the property. The sale was completed August 8, 1997 for a net sales price of approximately $5.9 million.

As a result of these acquisition and disposition activities, the Company currently owns 42 properties in 12 states, aggregating over 8.3 million square feet of rentable space.

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE

In January 1997, a property was purchased for approximately $5.4 million which included the issuance of OP Units in BOLP which the holders may ultimately exchange for 281,300 shares of the Company's common stock.

Also in January 1997, a property was purchased for approximately $4.8 million which included the Company's assumption of a $3.8 million non-recourse mortgage note.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of June 30, 1997, the Company is holding for sale its Augusta Plaza, 585 Boylston Street and Village Shopping Center properties. The net book value of these properties, $10.0 million, has been reclassified on the balance sheet from "Real estate investments" to "Real estate investments held for sale". The balance as of December 31, 1996, $10.3 million, included Hood Commons, which was sold in March 1997 (see Note 3), and excluded Village Shopping Center, which was placed for sale during March 1997. The properties held for sale are no longer depreciated for financial reporting purposes.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to quarter-end, Standard & Poor's, a national credit rating agency, announced that it assigned an investment grade corporate credit rating of "BBB-" to BOLP. As a result, the interest rate available under the Company's and BOLP's unsecured line of credit facility with BankBoston (formerly known as The First National Bank of Boston) and other lenders was reduced from the lower of the bank's base rate or 1.50% over LIBOR, to the lower of the bank's base rate or 1.375% over LIBOR. The rate becomes more favorable in the event the Company or BOLP receives a higher rating from Standard & Poor's or another national credit rating agency. The rate returns to the lower of the bank's base rate or 1.50% over LIBOR in the event the Company or BOLP receives a lower rating from another national credit rating agency, or in the event Standard & Poor's adjusts their rating downward.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first six months of 1997, the Company acquired five shopping centers in separate transactions for a total purchase price of approximately $26.5 million, and sold one shopping center that had been held for sale for a net sales price of approximately $11.3 million. During the year ended December 31, 1996, the Company acquired sixteen properties, including fourteen properties in connection with the acquisition of Tucker Properties Corporation ("Tucker"), and sold its interest in a ground lease. For the six months ended June 30, 1997, net income was $14.0 million, or $0.64 per share, compared with $16.2 million, or $1.04 per share, for the six months ended June 30, 1996. Net income for the six months ended June 30, 1997, includes a $3.1 million gain on sale of property reflected in the first quarter and a $1.3 million provision for loss on real estate investment reflected in the second quarter. Net income for the six months ended June 30, 1996, includes a $9.4 million gain on sale of property reflected in the first quarter. Weighted average shares outstanding for the six-month period were 21,668,458 compared with 15,599,623 in the prior-year period. Including the provision for loss on real estate investment, net income for the three months ended June 30, 1997, totaled $5.0 million, or $0.23 per share, compared with $4.9 million, or $0.26 per share, for the comparable period in 1996. Weighted average shares outstanding for the quarter increased to 21,671,292 from 18,662,532 for the same period in the prior year. The increased number of shares outstanding was due primarily to a 2,875,000 share public offering completed in November 1996 and the issuance of 7,428,157 shares in connection with the Tucker acquisition on March 15, 1996.

Acquisition and Disposition Activities:

           Acquisitions                  Date
           ------------                  ----
        Tucker (14 properties)       March 15, 1996
        Brookdale Square             March 26, 1996
        Santa Fe Square             December 27, 1996
        Roseville Center             January 1, 1997
        Martin's Bittersweet Plaza   January 1, 1997
        Warren Plaza                January 21, 1997
        Spring Village               April 28, 1997
        Davenport Retail              June 19, 1997

           Dispositions                  Date
           ------------                  ----
        Nicollet Avenue              March 26, 1996
        Hood Commons                 March 13, 1997


Property Specific Revenues And Expenses (in thousands of dollars):



                       Six months ended                             Properties
                           June 30,                  Acquisitions/   Held Both
                       1997       1996   Difference  Dispositions      Years
                     -------    -------  ----------  ------------   ----------
Rental income        $45,889    $33,201   $12,688       $11,947       $ 741
Operations,
 maintenance and
 management            6,999      5,792     1,207         1,859        (652)
Real estate taxes      9,627      7,688     1,939         1,842          97
Depreciation and
 amortization          7,855      5,976     1,879         1,654         225



                     Three months ended                             Properties
                           June 30,                  Acquisitions/   Held Both
                       1997       1996   Difference  Dispositions      Years
                     -------    -------  ----------  ------------   ----------
Rental income        $23,034    $21,982   $ 1,052       $   682       $  370
Operations,
 maintenance and
 management            3,666      3,707       (41)          113         (154)
Real estate taxes      4,559      5,013      (454)          111         (565)
Depreciation and
 amortization          3,925      3,724       201            36          165


Results attributable to acquisition and disposition activities:

Rental income increased from $33,201,000 in the first half of 1996 to $45,889,000 in the first half of 1997. Approximately $12,782,000 of the increase was attributable to the Company's acquisition activities, partially offset by $835,000 attributable to disposition activities. Rental income increased from $21,982,000 for the three month period ended June 30, 1996, to $23,034,000 for the same period in 1997. Approximately $1,186,000 was attributable to the Company's acquisition activities, partially offset by $504,000 attributable to the sale of Hood Commons in the first quarter of 1997.

Operations, maintenance and management expense increased from $5,792,000 in the first half of 1996 to $6,999,000 in the first half of 1997. Operations, maintenance and management expenses incurred for properties acquired during the six month period, net of such expenses eliminated for properties disposed, of $1,859,000 were partially offset by a decrease of $652,000 in such expenses for properties held both years. For the three month period ended June 30, 1997, operations, maintenance and management expense decreased to $3,666,000 from $3,707,000 for the same period in 1996, despite incurring a net increase of approximately $113,000 due to acquisition and disposition activities.

Real estate taxes increased from $7,688,000 in the first half of 1996 to $9,627,000 in the first half of 1997. Substantially all of the increase was attributable to the Company's acquisition activities. Real estate taxes decreased from $5,013,000 for the three month period ended June 30, 1996, to $4,559,000 for the same period in 1997, despite an increase in real estate taxes of $111,000 due to the Company's acquisition and disposition activities.

Depreciation and amortization increased from $5,976,000 in the first half of 1996 to $7,855,000 in the first half of 1997. Approximately $1,865,000 of the increase was attributable to the Company's acquisition activities, partially offset by $211,000 attributable to disposition activities.

Results for properties fully operating throughout both periods:

The remaining increase in rental income for the six month period ended June 30, 1997, of $741,000 represented an increase of 4.5% over the first half of 1996. The positive variance was primarily due to an increase at Har Mar Mall resulting from successful leasing activity during the second half of 1996, where leases were signed for approximately 26,000 square feet, or 6% of the Center. Decreases in rental income at Westview Center due to a lower occupancy and at Grandview Plaza due to the vacancy of JC Penney in 1996 were offset by an increase at Rivercrest Center due to an increase in average occupancy during the first half of 1997 compared with the first half of 1996. The increase in rental income for properties held throughout the three months ended June 30, 1997 and 1996 of $370,000 represented an increase of 1.7% and was primarily attributable to increases at Har Mar Mall, Rivercrest Shopping Center and Sun Ray Shopping Center, partially offset by decreases at Grandview Plaza, Westview Center and Meadows Town Mall. During the second quarter, the Company signed a new lease with OfficeMax for 30,000 square feet at Grandview Plaza, which is expected to commence early in the first quarter of 1998. A new lease for 55,000 square feet with Waccamaw Pottery at Westview Center is expected to contribute to increased rental income in the fourth quarter of 1997, and a new lease with JC Penney Homestore for 55,000 square feet at Chicago Ridge Center is expected to contribute to increased rental income in the third quarter of 1997.

The remaining decreases in operations, maintenance and management expense of $652,000, or 20%, from the first half of 1996, and $154,000, or 4%, from the three month period ended June 30, 1996, were primarily attributable to cost savings resulting from the completion in the second quarter of 1996 of the internalization of the property management function for the properties located in the Midwest, including a decrease in bad debt expense for such properties. Further, the decrease in the three month period was partially offset by an increase at Heritage Square due to the bankruptcy of a large tenant. Excluding the bad debt expense for such tenant, operations, maintenance and management expense decreased $394,000, or 11%.

The remaining decrease in real estate taxes of $565,000, or 12%, for the three months ended June 30, 1997, compared with the same period in 1996 was primarily attributable to the successful negotiation of abatements at The Commons of Chicago Ridge, Speedway SuperCenter and Meadows Town Mall, combined with capitalized real estate taxes associated with the construction at certain of the Company's properties.

The remaining increases in depreciation and amortization of $225,000 and $165,000 for the six and three month periods, respectively, ended June 30, 1997, compared with the same periods in 1996, were primarily a result of new construction and leasing at White Bear Hills, Har Mar Mall and Burning Tree Plaza as well as new tenancies at various other locations.

Non-Property Specific Expenses:

Mortgage and other interest expense increased to $7,231,000 for the six months ended June 30, 1997, from $5,554,000 during the same period in 1996, but decreased to $3,581,000 from $4,169,000 during the three month period ended June 30, 1997, compared with the same period in 1996. Debt assumed in the Tucker acquisition on March 15, 1996, consisting primarily of the $100 million REMIC mortgage note secured by six of the acquired Tucker properties, accounted for $1,715,000 of the increase during the six month period, but did not contribute to an increase during the three month period because such debt was outstanding during the full quarter each year. Additionally, mortgage interest expense on the mortgage note assumed upon the acquisition of Martin's Bittersweet Plaza in January 1997 contributed to an increase of approximately $171,000 during the first half of 1997 compared with the first half of 1996, and $83,000 for the three month period ended June 30, 1997, compared with the three month period in 1996. A lower weighted average outstanding balance on the line of credit primarily resulting from the application of proceeds from a public offering of the Company's common stock completed in November 1996 resulted in decreases in interest expense of $195,000 and $697,000 for the six and three month periods, respectively, ended June 30, 1997, compared with the same periods in 1996. The Company's weighted average interest rate for the three months ended June 30, 1997 was 7.67%.

Administrative and general expense increased from $1,443,000 during the six months ended June 30, 1996, to $2,259,000 during the six months ended June 30, 1997, and from $888,000 for the three months ended June 30, 1996, to $1,154,000 for the three months ended June 30, 1997. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker acquisition the Company reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities, mostly during the second half of 1996. In addition, the acquisition of thirteen properties since June 30, 1996 has required an increase in personnel to manage the additional workload. As a result of the aforementioned reorganization and acquisition activity, the Company has increased the number of employees, resulting in an increase in payroll costs.

During the second quarter of 1997, the Company recorded a provision for loss on its investment in Meadows Town Mall, located in Rolling Meadows, Illinois. While undertaking a redevelopment plan for the Center, the Company received an unsolicited offer from a prospective purchaser of the property. The Company has accepted the offer with the intention of redeploying proceeds from the sale toward the acquisition of another property or properties. The provision of $1,300,000 represents the difference between the sales price, net of closing costs, and the carrying value of the property. The sale was completed August 8, 1997 for a net sales price of $5.9 million.

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

The Company focuses its investment activities on community and neighborhood shopping centers primarily in the Midwestern United States anchored by regional and national grocery store chains. The Company will continue to seek acquisition opportunities of individual properties and property portfolios including public and private real estate entities in both primary and secondary Midwest markets where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

As of June 30, 1997, financial liquidity was provided by approximately $3,579,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $85,600,000. In addition, during the second quarter, the Company filed and has an effective "universal shelf" registration statement under which the Company may issue up to $234,460,000 in equity securities. The "universal shelf" registration statement gives the Company flexibility to issue additional equity securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Operating Activities

Net cash flows provided by operating activities increased to $19,187,000 during the first half of 1997, from $14,650,000 during the same period in 1996. The increase is primarily due to the growth of the Company's portfolio, from 17 properties at January 1, 1996, to 36 properties at June 30, 1997.

Funds from operations ("FFO") increased $7,012,000, or 56%, from $12,485,000 to $19,497,000 for the six months ended June 30, 1997, compared with the same period in 1996, and $1,552,000, or 19%, from $8,388,000 to $9,940,000 for the three months ended June 30, 1997, compared with the same period in 1996. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $8,877,000 during the first half of 1997, from a net use of cash of $1,920,000 during the same period of 1996.

During the first half of 1997, the Company acquired five shopping centers in separate transactions for a total purchase price of approximately $26.5 million, and sold one property that had been held for sale for a net sales price of approximately $11.3 million. Subsequent to quarter-end, the Company completed the acquisition of a portfolio of five shopping centers located in Illinois and Iowa for approximately $28.8 million, and two additional shopping centers located in Indiana and Iowa in separate transactions for approximately $25.0 million.

Financing Activities

Net cash flows provided by financing activities declined to a net use of cash of $14,193,000 during the first half of 1997 from a net use of cash of $9,468,000 during the same period in 1996. Distributions (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $14,301,000 in the first half of 1997, and $9,864,000 in the first half of 1996.

Of the five acquisitions completed during the first half of 1997, three of the five shopping centers were acquired for cash with financing provided by the Company's unsecured bank line of credit. One shopping center was acquired with cash provided by the Company's unsecured bank line of credit and the assumption of a $3,800,000 non-recourse mortgage note, and one shopping center was acquired via the issuance of limited partnership units in BOLP to the former owners of the Center which the holders may ultimately exchange for 281,300 shares of the Company's common stock. Financing for the properties acquired subsequent to the quarter-end included $44.8 million drawn from the Company's unsecured bank line of credit and $9.0 million through the issuance of limited partnership units in BOLP to the former owners of the Center which holders may ultimately exchange for 478,619 shares of the Company's common stock.

In March 1997, the Company completed the sale of Hood Commons located in Derry, New Hampshire, for a net sales price of $11.3 million. The net proceeds were used to pay-down the Company's unsecured bank line of credit.

Also in March 1997, the Company amended its $150 million unsecured revolving credit facility, extending the maturity date to March 15, 1999, and reducing the interest rate to the lower of the bank's base rate or 1.50% over LIBOR from the lower of the bank's base rate or 1.75% over LIBOR. The amended line of credit agreement also provides more flexible covenants compared with the previous agreement. Subsequent to quarter-end, Standard & Poor's, a national credit rating agency, announced that it assigned an investment grade corporate credit rating of "BBB-" to BOLP. As a result, the interest rate on the line of credit was further reduced to the lower of the bank's base rate or 1.375% over LIBOR, in accordance with the line of credit agreement, representing a decrease in the interest margin on the line of credit by 0.375% from December 31, 1996.

Capital Strategy

At June 30, 1997, the Company was holding for sale its Augusta Plaza and 585 Boylston Street properties because such properties are not aligned with the Company's strategic market focus. The dispositions of these properties are expected to be completed during 1997. Additionally, during March 1997, the Company placed for sale Village Shopping Center, one of the properties acquired from Tucker, since such property is considered by management to be a non-core property where the proceeds from a sale could be better invested in a property or properties with higher growth potential. Proceeds received from a sale of any or all of these properties would provide additional liquidity to the Company and may be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties.

The sale of Meadows Town Mall was completed August 8, 1997 for a net sales price of approximately $5.9 million, providing additional liquidity to the Company for the acquisition of an additional property or properties, or to pay-down the outstanding balance on the line of credit.

As part of the Tucker acquisition, the Company assumed a $100,000,000 mortgage note secured by six properties. The note had been issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for federal income tax purposes. The REMIC Note has a fixed, 7.3% rate of interest, with an effective rate of 7.23%, matures in September 2000 and becomes prepayable, upon payment of a significant prepayment premium, in October 1997. As discussed above, the investment grade rating provides the Company with the ability to issue fixed-rate unsecured debt. Management believes that the bank line of credit, as well as the current value of the Company's assets, provide the Company with the necessary flexibility to refinance the REMIC Note, as well as its other debt obligations when due, although there can be no assurance that refinancing terms at the time of maturity will be favorable.

Management believes that the Company's recent growth has enhanced the Company's ability to raise further capital in the public markets and, as indicated above, the Company has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of securities that it may issue pursuant to a "universal shelf" registration statement, and by obtaining an investment grade corporate credit rating. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs or that the terms upon which the Company may be able to raise funds will be attractive or favorable to the Company or to its share owners.

FORWARD-LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the Midwestern United States in particular; the continuing availability of retail center acquisitions in the Midwest; the ability of the Company to negotiate acceptable sales terms for its properties held for sale; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 14, 1997, shares were voted on the following matters as follows (number of shares rounded to nearest full share):


         1. Election of Directors:

            Nominee                                 For             Withheld
            -------                                 ---             --------
            Stephen G. Kasnet                    15,112,201         143,639
            A. Robert Towbin                     15,113,258         142,582


         2. Approval of the Company's Superior Performance Incentive Plan as set forth in Appendix A to the Notice and Proxy Statement dated March 31, 1997 for such Meeting.



                   For        Against      Abstained       No Vote
                   ---        -------      ---------       -------
               14,340,933     801,317       113,590           0


Item 5.  OTHER INFORMATION
         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No.         Description
              -----------         -----------

              27              Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------
             The Registrant did not file any Form 8-K reports with respect to events occurring the quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 11, 1997


                                  Bradley Real Estate, Inc.
                                  Registrant



                                  By: /s/ Thomas P. D'Arcy
                                      ----------------------------
                                      Thomas P. D'Arcy
                                      President and CEO



                                  By: /s/ Irving E. Lingo, Jr.
                                      ----------------------------
                                      Irving E. Lingo, Jr.
                                      Chief Financial Officer
                                      (Principal Accounting Officer)