Form 10-Q
period 1997-09-30
BRADLEY REAL ESTATE INC
filed 1997-11-14
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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

Indicate the number of Shares outstanding of each class of Common Stock as of September 30, 1997:

    Shares of Common Stock, $.01 par value:  21,681,156 Shares outstanding.

                           BRADLEY REAL ESTATE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)


                                                                September 30,           December 31,
ASSETS                                                             1997                     1996
                                                               ---------------        ---------------
Real estate investments-at cost                                  $  575,599             $  490,133
Accumulated depreciation and amortization                           (38,533)               (30,670)
                                                                 ----------             ----------
Net real estate investments                                         537,066                459,463

Real estate investments held for sale                                10,005                 10,285
Other Assets:
  Cash and cash equivalents                                           4,404                  7,462
  Rents and other receivables, net of allowance for
     doubtful accounts of $2,437 for 1997 and $1,636 for
     1996                                                            12,249                  9,543
  Deferred charges, net and other assets                             14,146                 15,531
                                                                 ----------             ----------
Total assets                                                     $  577,870             $  502,284
                                                                 ==========             ==========
LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                      128,711                125,394
Line of credit                                                      121,800                 63,500
Accounts payable, accrued expenses and other liabilities             19,898                 19,505
                                                                 ----------             ----------
Total liabilities                                                   270,409                208,399
                                                                 ----------             ----------

Minority interest                                                    14,472                  4,160
                                                                 ----------             ----------
Share Owners' equity:
   Shares of preferred stock, par value $.01 per share:
      Authorized 20,000,000 shares; 0 shares issued
      and outstanding                                                    -                       -
   Shares of common stock, par value $.01 per share:
      Authorized 80,000,000 shares; issued and
      outstanding, 21,681,156 at September 30, 1997
      and 21,658,790 at December 31, 1996                              217                     217
   Shares of excess stock, par value $.01 per share:
      Authorized 50,000,000 shares; 0 shares issued
      and outstanding                                                    -                       -

   Additional paid-in capital                                      303,080                 298,875
   Distributions in excess of accumulated earnings                 (10,308)                 (9,367)
                                                                 ---------              ----------
Total share owners' equity                                         292,989                 289,725
                                                                 ---------              ----------
Total liabilities and share owners' equity                       $ 577,870              $  502,284
                                                                 =========              ==========



The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)


                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                            1997         1996          1997         1996
                                                            ----         ----          ----         ----
Income:

 Rental income                                          $    24,033   $    21,442   $    69,922   $    54,643
 Other income                                                   451           441         1,093           996
                                                        -----------   -----------   -----------   -----------
                                                             24,484        21,883        71,015        55,639
                                                        -----------   -----------   -----------   -----------
Expenses:

 Operations, maintenance and management                       3,479         3,485        10,478         9,277
 Real estate taxes                                            4,025         4,375        13,652        12,063
 Mortgage and other interest                                  4,362         4,106        11,593         9,660
 Administrative and general                                   1,536           944         3,795         2,387
 Corporate office relocation                                      -           409             -           409
 Write-off of deferred financing and acquisition costs            -             -             -           344
 Depreciation and amortization                                4,244         3,597        12,099         9,573
                                                        -----------   -----------   -----------   -----------
                                                             17,646        16,916        51,617        43,713
                                                        -----------   -----------   -----------   -----------
Income before gain on sale and provision for loss on
 real estate investments                                      6,838         4,967        19,398        11,926
Gain on sale of property                                          -             -         3,073         9,379
Provision for loss on real estate investment                      -             -        (1,300)            -
                                                        -----------   -----------   -----------   -----------

Income before allocation to minority interest                 6,838         4,967        21,171        21,305
Income allocated to minority interest                          (277)          (82)         (658)         (193)
                                                        -----------   -----------   -----------   -----------
Net income                                              $     6,561   $     4,885   $    20,513   $    21,112
                                                        ===========   ===========   ===========   ===========
Per share data:

Net income per share                                    $      0.30   $      0.26   $      0.95   $      1.27

                                                        ===========   ===========   ===========   ===========

Weighted average shares outstanding                      21,676,427    18,667,241    21,671,144    16,629,648
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

                           BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                                                  Retained
                                                                  Earnings
                                                               (Distributions
                                                   Additional   in Excess of
                                        Shares      Paid-In     Accumulated
                                     at par value   Capital      Earnings)
                                     ------------  ----------  --------------
Balance at December 31, 1996              $   217   $ 298,875        ($9,367)
Net income                                      -           -          8,924
Cash distributions ($.33 per share)             -           -         (7,149)
Exercise of stock options                       -         119              -
Dividend reinvestment participation             -          73              -
Reallocation of minority interest               -       1,367              -
                                          -------   ---------      ---------
Balance at March 31, 1997                     217     300,434         (7,592)

Net income                                      -           -          5,028
Cash distributions ($.33 per share)             -           -         (7,152)
Exercise of stock options                       -          36              -
Dividend reinvestment participation             -          81              -
                                          -------   ---------      ---------
Balance at June 30, 1997                      217     300,551         (9,716)

Net income                                      -           -          6,561
Cash distributions ($.33 per share)             -           -         (7,153)
Dividend reinvestment participation             -          95              -
Reallocation of minority interest               -       2,434              -
                                          -------   ---------      ---------
Balance at September 30, 1997             $   217   $ 303,080       ($10,308)
                                          =======   =========      =========







The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                    Nine Months Ended
                                                                       September 30,
                                                                  1997              1996
                                                                --------          ---------
Cash flows from operating activities:
   Net income                                                    $ 20,513        $  21,112
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                              12,099            9,573
        Gain on sale of property                                   (3,073)          (9,379)
        Provision for loss on real estate investment                1,300                -
        Write-off of deferred financing and acquisition costs           -              344
        Income allocated to minority interest                         658              193
   Changes in operating assets and liabilities, net of
      the effect of the Tucker acquisition in 1996:
      (Increase) decrease in rents and other receivables           (2,791)           2,059
      Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                 88             (583)
      Increase in deferred charges                                 (1,722)          (2,146)
                                                                 --------         --------
   Net cash provided by operating activities                       27,072           21,173
                                                                 --------         --------
Cash flows from investing activities:
   Expenditures for real estate investments                       (83,030)          (5,612)
   Purchase of Tucker, net of cash acquired                             -           (2,073)
   Net proceeds from sale of property                              17,260                -
   Excess proceeds from like-kind exchange of properties                -            4,145
                                                                 --------         --------
   Net cash used in investing activities                          (65,770)          (3,540)
                                                                 --------         --------
Cash flows from financing activities:
   Borrowing from lines of credit                                  78,300          118,000
   Cost associated with modified line of credit                      (391)               -
   Pay-off of secured mortgage loans with borrowings
      from lines of credit                                              -          (32,234)
   Payments under lines of credit                                 (20,000)         (84,208)
   Expenditures to acquire new line of credit                           -           (1,468)
   Distributions paid                                             (21,454)         (16,024)
   Distributions to minority interest holders                        (742)            (207)
   Proceeds from shares issued under dividend reinvestment
      plan                                                            249              133
   Exercise of stock options                                          155               17
   Principal payments on mortgage loans                              (477)            (308)
                                                                 --------         --------
   Net cash provided by (used in) financing activities             35,640          (16,299)
                                                                 --------         --------
   Net increase (decrease) in cash and cash equivalents            (3,058)           1,334

Cash and cash equivalents:
   Beginning of period                                              7,462              697
                                                                 --------         --------
   End of period                                                 $  4,404         $  2,031
                                                                 ========         ========

Supplemental cash flow information:
   Interest paid, net of amount capitalized                      $ 11,613         $  9,748
                                                                 ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

During the period from January 1, 1997 to June 30, 1997, the Company acquired five shopping centers located in Indiana, Iowa and Minnesota aggregating approximately 397,000 square feet for a total purchase price of approximately $26.4 million. Three of the five shopping centers were acquired for cash provided by the bank line of credit. One shopping center was acquired with cash provided by the line of credit and the assumption of a $3.8 million non-recourse mortgage note, and one shopping center was acquired via the issuance of limited partnership units ("LP Units") in Bradley Operating Limited Partnership ("BOLP"), which the holders may ultimately exchange for 281,300 shares of the Company's common stock. BOLP is a limited partnership of which the Company currently owns a 95.3% general partner interest. Additionally, during such period, the Company sold a shopping center located in New Hampshire, utilizing the net proceeds of approximately $11.4 million to pay-down the line of credit.

During the third quarter of 1997, the Company completed the acquisitions of nine shopping centers located in Illinois, Indiana, Iowa, Wisconsin and Missouri, aggregating approximately 1,055,000 square feet for a total purchase price of approximately $69.3 million. Eight of the nine shopping centers, including a portfolio of five shopping centers purchased from one seller, were purchased with cash provided by the line of credit. The remaining shopping center was acquired through the issuance of LP Units in BOLP which the holders may ultimately exchange for 478,619 shares of the Company's common stock, and the assumption of $6.9 million in non-recourse mortgage debt which was paid-off in full at close with cash drawn from the line of credit. As a result of this acquisition, there are currently 1,070,920 LP Units outstanding. Also during the third quarter of 1997, the Company sold a shopping center located in Illinois, utilizing the net proceeds of approximately $5.9 million to pay-down the line of credit.

Subsequent to quarter-end, the Company completed the sale of a shopping center located in Maine, utilizing the net proceeds of approximately $2.4 million to pay-down the line of credit. Also subsequent to quarter-end, the Company acquired an additional three shopping centers located in Kansas and Illinois aggregating approximately 313,000 square feet for a total purchase price of approximately $22 million, increasing the total number of shopping centers acquired during the year (including an acquisition completed December 27, 1996) to eighteen, aggregating approximately 1.9 million square feet for a total purchase price of approximately $126.8 million.

As a result of these acquisition and disposition activities, the Company currently owns 46 properties in 11 states, aggregating approximately 8.8 million square feet of rentable space.

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first nine months of 1997, two properties were purchased in the aggregate for approximately $21.8 million which included the issuance of LP Units in BOLP which the holders may ultimately exchange for 759,919 shares of the Company's common stock.

In January 1997, a property was purchased for approximately $4.8 million which included the Company's assumption of a $3.8 million non-recourse mortgage note.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of September 30, 1997, the Company is holding for sale its Augusta Plaza, 585 Boylston Street and Village Shopping Center properties. The net book value of these properties, $10.0 million, has been reclassified on the balance sheet from "Real estate investments" to "Real estate investments held for sale". The balance as of December 31, 1996, $10.3 million, included Hood Commons, which was sold in March 1997, and excluded Village Shopping Center, which was placed for sale during March 1997. The properties held for sale are no longer depreciated for financial reporting purposes. The sale of Augusta Plaza was completed on October 1, 1997 for a sales price of approximately $2.7 million resulting in a gain of approximately $0.8 million for financial reporting purposes, which will be reflected in the fourth quarter.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In August 1997, Standard & Poor's Investment Services ("Standard & Poor's"), a national credit rating agency, announced that it assigned an investment grade corporate credit rating of "BBB-" to BOLP. In November 1997, Moody's Investors Service ("Moody's") announced that it also assigned an investment grade corporate credit rating of "(P)Baa3" to the senior notes issuable by BOLP. As a result, the interest rate on outstanding borrowings under the Company's and BOLP's unsecured line of credit facility was reduced from the lower of the bank's base rate or 1.50% over LIBOR, to the lower of the bank's base rate or 1.375% over LIBOR. The rate becomes more favorable in the event the Company or BOLP receives a higher rating from Standard & Poor's or Moody's. The rate returns to the lower of the bank's base rate or 1.50% over LIBOR in the event Standard & Poor's or Moody's adjusts their rating downward.

As a result of receiving the investment grade ratings and based on current market conditions, management believes that it may be advantageous to prepay the Company's $100 million REMIC Note using either the proceeds from the issuance of investment grade unsecured debt or the standby line of credit described below, thereby releasing the six properties securing the REMIC Note from the lien of the REMIC Indenture, and extending the Company's weighted average debt maturity. In contemplation of this potential financing, and future unsecured financings from time to time, during the third quarter the Company filed a "shelf" registration statement under which, when effective, BOLP may issue up to $300,000,000 in unsecured non-convertible investment grade debt securities. After it is declared effective, the "shelf" registration statement will give the Company the flexibility to issue such debt securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities is favorable. There can be no assurance that the Company will in fact issue investment grade debt securities.

On October 24, 1997, the Company gave the REMIC Trustee notice of its intent to prepay the REMIC Note on November 26, 1997. Concurrently with the delivery of such notice, the Company entered into a standby commitment with a commercial bank for a $105 million line of credit, which the Company may use to prepay the REMIC Note on November 26, 1997 in the event that a sale of investment grade debt securities has not been consummated by such date. There can be no assurance that the Company will prepay the REMIC Note or that, if the REMIC Note is prepaid, the effective cost of doing so will not be greater than the current interest cost of the REMIC Note.

As a result of the prepayment of the REMIC Note, the Company will incur a significant prepayment penalty equal to the greater of either (i) 1% of the amount of principal being prepaid or (ii) the product of (A) the difference between the outstanding principal balance of the REMIC Note before prepayment and the present value of all remaining interest and principal payments thereon and (B) the amount of principal being prepaid divided by the outstanding principal balance of the REMIC Note. The amount of such prepayment is currently estimated at approximately $3,900,000. Management believes that, even with the prepayment penalty, refinancing the REMIC Note with debt at interest rates currently available will economically benefit the Company more than keeping the REMIC Note outstanding until its stated maturity in September 2000 at which time interest rates may be substantially higher.

In anticipation of issuances of investment grade unsecured debt, and because management considered interest rates to be at historically favorable levels, during the third quarter the Company entered into four Treasury Rate Lock transactions to hedge against the potential of interest rates increasing for maturities of seven and ten years (the anticipated maturities of the anticipated debt offerings) prior to the execution of the financings. Subsequent to September 30, 1997, the Company entered into an additional Treasury Rate Lock transaction to further reduce the exposure of increases in interest rates prior to such investment grade unsecured debt issuance. In the event a debt issuance has not been consummated by the expiration date of the Treasury Rate Lock agreements, the Company expects to roll over such agreements under the same terms expiring on a date that would coincide with the anticipated issuance date. The Company may continue to limit its exposure to increases in interest rates in anticipation of future financing transactions through the use of additional Treasury Rate Locks or other financial derivative instruments. There can be no assurance, however, that the existing Treasury Rate Locks or future derivative transactions entered into for the purpose of hedging interest rate risk will be effective.

On October 22, 1997, the Company entered into an agreement with PaineWebber Incorporated whereby PaineWebber, acting as underwriter, will purchase up to $60 million of the Company's common stock over the next six months at the then current market price less a negotiated discount. Under the terms of the agreement, the Company, at its option, has the right to sell common shares in amounts ranging from $5 million to $20 million per transaction. The sale price (before discount) would be fixed at the New York Stock Exchange closing price of the Company's common stock on the next or second next trading day after delivery to PaineWebber of a securities purchase notice specifying the number of shares to be sold in the particular transaction. The Company expects to use net proceeds from equity raised under the agreement to facilitate the Company's acquisition program, reduce amounts outstanding under the line of credit and for general business purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first nine months of 1997, the Company acquired fourteen shopping centers for a total purchase price of approximately $95.7 million, and sold two shopping centers for a total net sales price of approximately $17.3 million. During the year ended December 31, 1996, the Company acquired sixteen properties, including fourteen properties in connection with the acquisition of Tucker Properties Corporation ("Tucker"), and sold its interest in a ground lease. For the nine months ended September 30, 1997, net income was $20.5 million, or $0.95 per share, compared with $21.1 million, or $1.27 per share, for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997, includes a $3.1 million gain on sale of property reflected in the first quarter and a $1.3 million provision for loss on real estate investment reflected in the second quarter. Net income for the nine months ended September 30, 1996, includes a $9.4 million gain on sale of property reflected in the first quarter. Weighted average shares outstanding for the nine month period were 21,671,144 compared with 16,629,648 in the prior-year period. Net income for the three months ended September 30, 1997, totaled $6.6 million, or $0.30 per share, compared with $4.9 million, or $0.26 per share, for the comparable period in 1996. Weighted average shares outstanding for the quarter increased to 21,676,427 from 18,667,241 for the same period in the prior year. The increased number of shares outstanding was due primarily to a 2,875,000 share public offering completed in November 1996 and the issuance of 7,428,157 shares in connection with the Tucker acquisition on March 15, 1996.

Acquisition and Disposition Activities:


               Acquisitions                       Date
               ------------                       ----
Tucker (14 properties)                       March 15, 1996
Brookdale Square, Brooklyn, MN               March 26, 1996
Santa Fe Square, Olathe, KS                 December 27, 1996
Roseville Center, Roseville, MN              January 1, 1997
Martin's Bittersweet Plaza, Mishawaka, IN    January 1, 1997
Warren Plaza, Dubuque, IA                   January 21, 1997
Spring Village, Davenport, IA                April 28, 1997
Davenport Retail, Davenport, IA               June 19, 1997
Fairhills Shopping Center, Springfield, IL    July 1, 1997
Parkway Pointe, Springfield, IL               July 1, 1997
Sangamon Center North, Springfield, IL        July 1, 1997
Burlington Plaza, Burlington, IA              July 1, 1997
Holiday Plaza, Cedar Falls, IA                July 1, 1997
County Line Mall, Indianapolis, IN            July 31, 1997
Parkwood Plaza, Urbandale, IA                August 1, 1997
Madison Plaza, Madison, WI                   August 25, 1997
Liberty Corners, Liberty, MO                 August 29, 1997

               Dispositions                       Date
               ------------                       ----

Nicollet Avenue, Minneapolis, MN             March 26, 1996
Hood Commons, Derry, NH                      March 13, 1997
Meadows Town Mall, Rolling Meadows, IL       August 8, 1997

Property Specific Revenues And Expenses (in thousands of dollars):


                          Nine months ended
                           September 30,                        Acquisitions/         Properties Held
                            1997       1996       Difference    Dispositions          Both Periods
                         ------------------       ----------    -------------       -----------------
Rental income             $  69,922    $ 54,643    $  15,279     $14,517                $  762
Operations,maintenance
   and management            10,478       9,277        1,201       1,952                  (751)
Real estate taxes            13,652      12,063        1,589       2,084                  (495)
Depreciation and
   amortization              12,099       9,573        2,526       2,430                    96


                           Three months ended
                              September 30,                     Acquisitions/         Properties Held
                              1997       1996     Difference    Dispositions          Both Periods
                         ----------------------   ----------    -------------       -----------------
Rental income             $ 24,033     $ 21,442    $ 2,591       $ 2,294                $  297
Operations, maintenance
   and management            3,479        3,485         (6)          384                  (390)
Real estate taxes            4,025        4,375       (350)          362                  (712)
Depreciation and
   amortization              4,244        3,597        647           391                   256

Results attributable to acquisition and disposition activities:

Rental income increased from $54,643,000 in the first nine months of 1996 to $69,922,000 in the first nine months of 1997. Approximately $14,517,000 of the increase was attributable to the Company's acquisition and disposition activities. Rental income increased from $21,442,000 for the three month period ended September 30, 1996, to $24,033,000 for the same period in 1997. Approximately $2,294,000 of the increase was attributable to the Company's acquisition and disposition activities.

Operations, maintenance and management expense increased from $9,277,000 in the first nine months of 1996 to $10,478,000 in the first nine months of 1997. Operations, maintenance and management expenses incurred for properties acquired during the nine month period, net of such expenses eliminated for properties disposed, of $1,952,000 were partially offset by a decrease of $751,000 in such expenses for properties held both periods. For the three month period ended September 30, 1997, operations, maintenance and management expense decreased to $3,479,000 from $3,485,000 for the same period in 1996, despite incurring a net increase of approximately $384,000 due to acquisition and disposition activities.

Real estate taxes increased from $12,063,000 in the first nine months of 1996 to $13,652,000 in the first nine months of 1997, despite an increase of $2,084,000 for the nine month period attributable to expenses incurred for new acquisitions net of the elimination of such expenses for properties disposed, since real estate taxes for properties held both periods decreased $495,000. Real estate taxes decreased from $4,375,000 for the three month period ended September 30, 1996, to $4,025,000 for the same period in 1997, despite an increase in real estate taxes of $362,000 due to the Company's acquisition and disposition activities. The decrease in real estate taxes for properties held both periods of $712,000 represents a 16.3% reduction from the prior year period.

Depreciation and amortization increased from $9,573,000 in the first nine months of 1996 to $12,099,000 in the first nine months of 1997. Approximately $2,430,000 of the increase was attributable to the Company's acquisition and disposition activities. For the three month period, depreciation and amortization increased from $3,597,000 to $4,244,000, or $647,000.
Approximately $391,000 of the increase was attributable to the Company's acquisition and disposition activities, and $256,000 was attributable to increases from properties held both periods.

Results for properties fully operating throughout both periods:

The remaining increase in rental income for the nine month period ended September 30, 1997, of $762,000 represented a nominal increase of 1.4% over the first nine months of 1996, but was attained despite a reduction in property operating expenses, from which recoveries from tenants are derived, of approximately 5.8%. The positive variance was primarily due to increases in rental income at Har Mar Mall of approximately $466,000, or 10.5%, and Rivercrest Shopping Center of approximately $378,000 or 9.7%, resulting primarily from successful leasing activity, partially offset by a decrease at Westview Shopping Center of approximately $397,000, or 12.8%, where tax reimbursements were lower due to a reduction in the related real estate tax expense. Additionally, subsequent to quarter-end, Waccamaw Pottery had a successful grand opening of their 55,000 square foot space at Westview Shopping Center, which is expected to contribute to increased rental income in future quarters. The increase in rental income for properties held throughout the three months ended September 30, 1997 and 1996 of $297,000, was again a nominal 1.4%, but was attained despite a reduction in property operating expenses of approximately 14.0%. The most significant increases in rental income were achieved at Har Mar Mall due to increased leasing activity and higher percentage rents resulting from positive sales at the Center, at Burning Tree Plaza due to the expansion of Best Buy, at Crossroads Shopping Center due to the expansion of T.J. Maxx, and at Commons of Chicago Ridge due to the commencement of a 55,000 square foot JC Penney Homestore. These increases were partially offset by a reduction in rental income at Westview Shopping Center due to lower tax reimbursements due to the reduction in the related real estate tax expense. During the second quarter, the Company signed a new lease with OfficeMax for 30,000 square feet at Grandview Plaza, which is expected to commence in the fourth quarter of 1997, slightly ahead of schedule, and contribute to higher rental income. In October 1997, the Company received notice from Montgomery Ward, which filed for Chapter 11 bankruptcy protection in July 1997, that it intends to close the store at Heritage Square on or before December 31, 1997. The tenant has paid, and is expected to continue to pay, post-petition rent and other charges through the closing date. However, rental income is expected to decrease for such space upon closing of the store. The Company has begun efforts, and is in discussions with prospective tenants, to re-lease the 111,000 square foot space.

The remaining decrease in operations, maintenance and management expense of $751,000, or 8.1%, from the first nine months of 1996, was primarily attributable to cost savings resulting from the completion in the second quarter of 1996 of the internalization of the property management function for the properties located in the Midwest. The decrease in the three month period of $390,000, or 11.2%, was primarily due to expense savings at One North State due to lower negotiated rates on contract services, and expense savings at Village Shopping Center and Commons of Chicago Ridge, both due to parking lot repairs in the prior year period, along with decreases at various other locations.

The remaining decrease in real estate taxes of $495,000, or 4.1%, for the nine month period ended September 30, 1997, and $712,000, or 16.3%, for the three month period then ended, results from management's successful negotiation of tax reductions most significantly at Westview Shopping Center, Commons of Chicago Ridge and Rivercrest Shopping Center.

The remaining increases in depreciation and amortization of $96,000 and $256,000 for the nine and three month periods, respectively, ended September 30, 1997, compared with the same periods in 1996, were primarily a result of new construction and leasing at White Bear Hills, Har Mar Mall and Burning Tree Plaza as well as new tenancies at various other locations.

Non-Property Specific Expenses:

Mortgage and other interest expense increased to $11,593,000 for the nine months ended September 30, 1997, from $9,660,000 during the same period in 1996, and increased to $4,362,000 from $4,106,000 during the three month period ended September 30, 1997, compared with the same period in 1996. Debt assumed in the Tucker acquisition on March 15, 1996, consisting primarily of the $100 million REMIC mortgage note secured by six of the acquired Tucker properties, accounted for $1,711,000 of the increase during the nine month period, but did not contribute to an increase during the three month period because such debt was outstanding during the full quarter each year. Additionally, mortgage interest expense on the mortgage note assumed upon the acquisition of Martin's Bittersweet Plaza in January 1997 contributed to an increase of approximately $253,000 during the first nine months of 1997 compared with the first nine months of 1996, and $83,000 for the three month period ended September 30, 1997, compared with the three month period in 1996. Despite a weighted average interest rate of 7.47% for the three month period in 1997 compared with a weighted average interest rate of 7.71% for the same period in 1996, a higher average outstanding balance on the line of credit, which was used to fund substantially all of the acquisition activity during 1997, and which was paid-down in the fourth quarter of 1996 with the proceeds from a public offering of common stock, resulted in an increase in interest expense of $170,000 during the three month period. For the nine month period, the change in interest expense on the line of credit was minimal.

Administrative and general expense increased from $2,387,000 during the nine months ended September 30, 1996, to $3,795,000 during the nine months ended September 30, 1997, and from $944,000 for the three months ended September 30, 1996, to $1,536,000 for the three months ended September 30, 1997. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker acquisition the Company reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities. In addition, the acquisition of eighteen properties since September 30, 1996 has required an increase in personnel to manage the additional workload. As a result of the aforementioned reorganization and acquisition activity, the Company has increased the number of employees, resulting in an increase in payroll costs. Additionally, during the third quarter of 1997, approximately $162,000 of costs relating to potential acquisitions were written-off, since such acquisitions were deemed improbable.

During the first quarter of 1996, the Company incurred a one-time charge of $344,000 consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction. During the third quarter of 1996, the Company relocated its headquarters from Boston, Massachusetts to Northbrook, Illinois, resulting in a charge to earnings of approximately $409,000.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of securities. The Company may also acquire properties through the direct issuance of securities of the Company, or via Bradley Operating Limited Partnership ("BOLP"), through the issuance of limited partnership units in BOLP. Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions in properties with higher growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

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

As of September 30, 1997, financial liquidity was provided by approximately $4,404,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of

$28,200,000. In addition, the Company has an effective "universal shelf" registration statement under which the Company may issue up to $234,460,000 in equity securities. During the third quarter, the Company filed a "shelf" registration statement under which, when declared effective, BOLP may issue up to $300,000,000 in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements give the Company flexibility to issue additional securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

The mortgage debt outstanding at September 30, 1997, consisted of fixed-rate notes totaling $128,711,000 with a weighted average interest rate of 7.58% maturing at various dates through 2008. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $477,000 during the nine months ended September 30, 1997, with another $162,000 scheduled principal payments due for the remainder of the year. During the year ending December 31, 1998, scheduled principal payments of approximately $536,000 are due. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875%, is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $27,072,000 during the first nine months of 1997, from $21,173,000 during the same period in 1996. The increase is primarily due to the growth of the Company's portfolio, from 17 properties at January 1, 1996, to 44 properties at September 30, 1997.

Funds from operations ("FFO") increased $9,227,000, or 45%, from $20,729,000 to $29,956,000 for the nine months ended September 30, 1997, compared with the same period in 1996, and $2,183,000, or 26%, from $8,276,000 to $10,459,000 for the three months ended September 30, 1997, compared with the same period in 1996. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $65,770,000 during the first nine months of 1997, from a net use of cash of $3,540,000 during the same period of 1996.

During the first nine months of 1997, the Company acquired fourteen shopping centers for a total purchase price of approximately $95.7 million, and sold two shopping centers for a net sales price of approximately $17.3 million. Subsequent to quarter-end, the Company completed the acquisitions of three additional shopping centers located in Kansas and Illinois for approximately $22 million, and sold a shopping center located in Maine for a net sales price of approximately $2.4 million.

Financing Activities

Net cash flows provided by financing activities increased to $35,640,000 during the first nine months of 1997 from a net use of cash of $16,299,000 during the same period in 1996. Distributions (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $21,454,000 in the first nine months of 1997, and $16,024,000 in the first nine months of 1996.

Of the fourteen acquisitions completed during the first nine months of 1997, eleven of the shopping centers were acquired for cash provided by the Company's unsecured bank line of credit. One shopping center was acquired with cash provided by the Company's unsecured bank line of credit and the assumption of a $3,800,000 non-recourse mortgage note, and two shopping centers were acquired via the issuance of limited partnership units in BOLP to the former owners of the Centers which the holders may ultimately exchange for 759,919 shares of the Company's common stock. Financing for the three shopping centers acquired subsequent to the quarter-end included approximately $22 million drawn from the Company's unsecured bank line of credit.

During the nine months ended September 30, 1997, the Company completed the sales of Hood Commons and Meadows Town Mall located in New Hampshire and Illinois, respectively, for a net sales price of $17.3 million. The net proceeds were used to pay-down the Company's unsecured bank line of credit. Subsequent to September 30, 1997, the net proceeds of approximately $2.4 million from the sale of Augusta Plaza, located in Maine, were also used to pay-down the unsecured bank line of credit.

In March 1997, the Company amended its $150 million unsecured revolving credit facility, extending the maturity date to March 15, 1999, and reducing the interest rate to the lower of the bank's base rate or 1.50% over LIBOR from the lower of the bank's base rate or 1.75% over LIBOR. The amended line of credit agreement also provides more flexible covenants compared with the previous agreement. In August 1997, Standard & Poor's Investment Services ("Standard & Poor's"), a national credit rating agency, announced that it assigned an investment grade corporate credit rating of "BBB-" to BOLP. In November 1997, Moody's Investors Service ("Moody's") announced that it also assigned an investment grade corporate credit rating of "(P)Baa3" to the senior notes issuable under BOLP. As a result, the interest rate on the line of credit was further reduced to the lower of the bank's base rate or 1.375% over LIBOR, in accordance with the line of credit agreement, representing a decrease in the interest margin on the line of credit by 0.375% from December 31, 1996.

Capital Strategy

At September 30, 1997, the Company was holding for sale 585 Boylston Street, located in Boston, Massachusetts and Village Shopping Center, located in Gary, Indiana, as well as Augusta Plaza, located in Augusta, Maine, which was sold the next day, October 1, 1997. The 585 Boylston Street property is not aligned with the Company's current market strategy. Village Shopping Center, one of the properties acquired from Tucker, is considered by management to be a property where the proceeds from a sale could be better invested in a property or properties with higher growth potential, requiring lower property management intensity and with a tenant base more consistent with the current strategy. Proceeds received from a sale of these properties would provide additional liquidity to the Company and may be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties.

As part of the Tucker acquisition, the Company assumed a $100,000,000 mortgage note secured by six properties. The note had been issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for federal income tax purposes. The REMIC Note has a fixed, 7.3% rate of interest, with an effective rate of 7.23%, matures in September 2000 and becomes prepayable, upon payment of a significant prepayment premium, in October 1997. As of September 30, 1997, approximately 38% of the Company's assets were encumbered by mortgage indebtedness, of which approximately 30% were encumbered specifically by the REMIC Note. As discussed above, the investment grade ratings received from Standard & Poor's and Moody's provide the Company with the ability to issue fixed-rate unsecured debt. Based on current market conditions, management believes that it may be advantageous to prepay the REMIC Note with either the proceeds from an issuance of investment grade unsecured debt or the standby line of credit, thereby releasing the six properties securing the REMIC Note from the lien of the REMIC Indenture, and extending the Company's weighted average debt maturity. Management believes that, even with the prepayment penalty, refinancing the REMIC Note with debt at the lower interest rates currently available will economically benefit the Company more than keeping the REMIC Note outstanding until its stated maturity, at which time interest rates may be substantially higher. There can be no assurance that the Company will in fact issue investment grade debt securities.

In anticipation of issuances of investment grade unsecured debt, and because management considered interest rates to be at historically favorable levels, the Company entered into five forward Treasury Note purchase agreements with third parties in order to partially hedge the interest rate. On October 24, 1997, the Company gave the REMIC Trustee notice of its intent to repay the REMIC Note on November 26, 1997. Concurrently with the delivery of such notice, the Company entered into a standby commitment with a commercial bank for a $105 million line of credit, which the Company may use to prepay the REMIC Note on November 26, 1997 in the event that a sale of investment grade debt securities has not been consummated by such date. In the event a debt issuance has not been consummated by the expiration date of the forward Treasury Note purchase agreements, the Company expects to roll over such agreements under the same terms expiring on a date that would coincide with the anticipated issuance date. Following repayment of the REMIC, the Company would have approximately $28.5 million of secured debt with approximately 93% of its property net operating income unencumbered. There can be no assurance that the Company will prepay the REMIC Note or that, if the REMIC Note is prepaid, the effective cost of doing so will not be greater than the current interest cost of the REMIC Note.

On October 22, 1997, the Company entered into an agreement with PaineWebber Incorporated whereby PaineWebber, acting as underwriter, will purchase up to $60 million of the Company's common stock over the next six months at the then current market price less a negotiated discount. Under the terms of the agreement, the Company, at its option, has the right to sell common shares in amounts ranging from $5 million to $20 million per transaction. The sale price (before discount) would be fixed at the New York Stock Exchange closing price of the Company's common stock on the next or second next trading day after delivery to PaineWebber of a securities purchase notice specifying the number of shares to be sold in the particular transaction. The Company expects to use proceeds from equity raised under the agreement to facilitate the Company's acquisition program, reduce amounts outstanding under the line of credit and for general business purposes.

Management believes that the Company's recent growth and capital structure activities have positioned the Company for enhanced growth through accessing the capital markets using both debt and equity securities. Management believes accessing the public markets enables the Company to take advantage of favorable opportunities. However, while the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs or that the terms upon which the Company may be able to raise funds will be attractive or favorable to the Company or to its share owners.

FORWARD-LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the Midwestern United States in particular; the continuing availability of retail center acquisitions in the Midwest; the health of the retail markets generally, specifically in the Company's Midwest markets, and of the retail tenants of the Company particularly; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

PART II - OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS
            Not applicable

   Item 2. CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES On July 31, 1997, Bradley Operating Limited Partnership issued 478,619 limited operating partnership units, exchangeable after January 1, 1999 for a like number of shares of Common Stock of the Company, as a part of the consideration for the acquisition of County Line Mall. No registration statement under the Securities Act was required because the issuance to the seller was a transaction not involving a public offering (Section 4(2)). At the date of the transaction, the value of a share of Common Stock for which each LP Unit may be exchanged was $18.866.

   Item 3.  DEFAULTS UPON SENIOR SECURITIES
            Not applicable

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

   Item 5.  OTHER INFORMATION
            Not applicable

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit No.                      Description
            -----------                      -----------

            27                               Financial Data Schedule

       (b)  Reports on Form 8-K
            The following Forms 8-K were filed with respect to events during the period July 1, 1997 through September 30, 1997:

            1) August 29, 1997, reporting in Item 2., the contribution to its 95% owned subsidiary, Bradley Operating Limited Partnership, of its interest in 18 properties previously owned directly by the Company.

            2)   September 30, 1997 (filed October 6, 1997),  reporting in Item
                 5. and Item 7., a combined financial statement, consistent with Regulation S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition costs of a series of properties acquired during the period January 1, 1997 through September 30, 1997, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1996.

                 The following Forms 8-K were filed with respect to events
            subsequent to September 30, 1997:

            1)   October 10, 1997 (filed October 17, 1997) reporting in
                 Item 5., receipt of Montgomery Ward notice of intention to close store at Naperville, Illinois.

            2)   October 22, 1997 (filed October 22, 1997), reporting in
                 Item 5. and Item 7., Underwriting Agreement with PaineWebber Incorporated relating to sale of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  November 13, 1997


                                   Bradley Real Estate, Inc.
                                   Registrant



                                   By:    /s/ Thomas P. D'Arcy
                                       --------------------------------
                                          Thomas P. D'Arcy
                                          President and CEO



                                   By:    /s/ Irving E. Lingo, Jr.
                                       --------------------------------
                                          Irving E. Lingo, Jr.
                                          Chief Financial Officer
                                          (Principal Accounting Officer)