Form 10-K
period 1997-12-31
BRADLEY REAL ESTATE INC
filed 1998-03-20
CIK 13777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----
                           ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

                         Commission File Number 1-10328

                           BRADLEY REAL ESTATE, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)

              Maryland                          04-6034603
              --------                          ----------
      (State of Organization)       (I.R.S. Employer Identification No.)

                40 Skokie Blvd., Northbrook, IL            60062
                -------------------------------            -----
              (Address of Principal Executive Offices)  (ZIP Code)

Registrant's telephone number, including area code (847) 272-9800
                                                   --------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class            Name of each exchange on which registered
  -------------------            -----------------------------------------
     Common Stock                        New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X , No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

Aggregate market value of 23,478,672 shares of Common Stock believed to be held by non-affiliates of the registrant based upon the $21.625 closing price for such Shares on March 2, 1998, on the New York Stock Exchange: $507,726,282

Number of Shares outstanding as of March 2, 1998:  23,646,759


DOCUMENTS INCORPORATED BY REFERENCE

Registrant expects to file no later than April 1, 1998, its definitive Proxy Statement for the 1998 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions thereof described in Items 10, 11, 12 and 13 hereof.

STATEMENTS MADE OR INCORPORATED IN THIS REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSLY OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. CERTAIN FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGE 15 OF THIS REPORT.


                                     Part I
                                     ------

ITEM 1.  BUSINESS
         --------

General
-------

Bradley Real Estate, Inc. (the "Company") is a fully-integrated real estate operating company which owns and operates community and neighborhood shopping centers located in the Midwest region of the United States. As of December 31, 1997, the Company owned 53 properties (52 shopping centers and one office/retail property) in 11 states, aggregating over 10.1 million square feet of gross leasable area ("GLA"). Title to such properties is held by or for the benefit of Bradley Operating Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner and the owner of approximately 94% of the economic interests in the Operating Partnership.

References in this report to the "Company" include the Operating Partnership and other consolidated subsidiaries, as well as to the Company's predecessor, Bradley Real Estate Trust, unless the context otherwise requires.

The Company owns and operates and seeks to acquire grocery-anchored, open-air community and neighborhood shopping centers located in the Midwest, generally consisting of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. The Company currently owns properties in nine states in this region. Through past experience as well as current research, the Company believes that this region is economically strong and diverse thus providing a favorable environment for the acquisition, ownership and operation of retail properties. The Company evaluates prospective acquisitions in both metropolitan statistical areas defined by the U.S. Census Bureau and secondary markets within this region that offer opportunities for favorable investment returns and long-term cash flow growth. The Company favors grocery-anchored centers because, based on its past experience, such properties offer strong and predictable daily consumer traffic and are less susceptible to downturns in the general economy than apparel- or leisure-anchored shopping center properties.

As part of its ongoing business, the Company regularly evaluates, and engages in discussions with public and private entities regarding possible portfolio or asset acquisitions or business combinations. During 1997, the Company acquired 25 shopping centers which meet its investment criteria for an aggregate acquisition price of $189.3 million, although there can be no assurance that further acquisitions will be made within its target markets or that the acquisitions that are made will be on as economically advantageous terms to the Company as those made during 1997. In evaluating potential acquisitions, the Company focuses principally on community and neighborhood shopping centers in its Midwest target market that are anchored by strong national, regional and independent grocery store chains. The Company seeks to create an income stream diversity across many Midwest markets in order to insulate the Company from economic trends affecting any particular market.

The Company has elected to qualify as a real estate investment trust ("REIT") for federal income tax purposes since its organization in 1961. The Company believes that it is the nation's oldest continually qualified REIT.

The finance, accounting, leasing, research and administrative functions for the Company are handled by a central office staff located in the Northbrook, Illinois headquarters. The Company maintains regional property management and leasing offices at properties located in Chicago, Minneapolis, St. Louis, Indianapolis, Kansas City, and Milwaukee, in order that as many properties as practicable have a manager located within a one to two hour drive. Acquisition personnel are located in the Northbrook and Minneapolis locations. At December 31, 1997, the Company had 94 employees.

1997 Highlights
---------------

The Company's mission is to provide superior returns to its share owners by creating sustainable growth in per share cash flow through the ownership of grocery focused retail properties in the Midwest region of the United States. During 1997, the Company continued to focus on three main strategic objectives: positioning its capital structure for future growth while simplifying the organizational structure, managing its existing properties to compete in a challenging retail environment, and continuing to grow through opportunistic acquisitions.

Organizational Structure:

 .    In August 1997, the Company completed the contribution of its interest in the properties previously owned directly by it to the Operating Partnership so that the Company now holds all of its properties through the Operating Partnership. This structure, commonly referred to as an umbrella partnership REIT, or "UPREIT", is a more conventional structure for an operating company holding real estate assets through a partnership, and provides additional flexibility to the Company's capital structure.

Capital Structure Activity:

The Company established specific goals for 1997 in the repositioning of its capital structure. The focus of these efforts was to transform the Company from a secured borrower to an unsecured borrower thereby increasing the Company's financial flexibility, increasing capital raising alternatives and lowering the Company's overall blended cost of capital. The Company believes it was largely successful in pursuit of these goals through the following capital market activities:

Debt activity

 .    In August and November 1997, respectively, the Company obtained investment grade credit ratings from Standard & Poor's Investment Services ("Standard & Poor's") of "BBB-" and from Moody's Investors Service ("Moody's") of "Baa3".

 .    In September 1997, the Operating Partnership filed a "shelf" registration statement which was declared effective in November 1997, under which the Operating Partnership may issue up to $300 million in unsecured non-convertible investment grade debt securities, giving the Company the flexibility to issue such debt securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

 .    In November 1997, the Operating Partnership completed an offering of $100 million of 7%, seven-year unsecured Notes sold at 99.780% of par, maturing in November 2004. The effective interest rate is 7.194%. The issuance was the first offering of public debt completed in the Company's thirty-six year operating history.

 .    Funds raised in the November debt offering were used to substantially prepay a $100 million mortgage note that was assumed in connection with the acquisition merger of Tucker Properties Corporation ("Tucker") in March 1996 (the "Tucker Acquisition"). The mortgage note, originally scheduled to mature in September 2000, was issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). Prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of six properties, including One North State, having a combined gross book value of $181.2 million, substantially increasing the base of the Company's unencumbered assets to 88.6% at December 31, 1997.

 .    In March 1997, the Company amended its $150 million unsecured revolving line of credit, extending the maturity date to March 1999 and reducing the interest rate to the lower of the lead bank's base rate or 1.50% over the London InterBank Offer Rate ("LIBOR") from the lower of the bank's base rate or 1.75% over

     LIBOR. In December 1997, the Company entered into a new line of credit facility, increasing the aggregate amount available from $150 million to $200 million, extending the maturity date to December 2000, and lowering the interest rate to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $100 million, a competitive bid rate solicited from the syndicate of banks. Based on the current credit ratings assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%.

Equity activity

 .    In May 1997, the Company filed a "shelf" registration statement, which was declared effective in June 1997, under which the Company may issue up to $234.5 million in equity securities from time to time.

 .    In October 1997, the Company entered into a Forward Equity Agreement with
     PaineWebber Incorporated, pursuant to which the Company has the right, until April 1998, to sell shares of its common stock with an aggregate value up to $60 million to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction. The Agreement provides the Company with the ability to match-fund pending and future acquisitions.

 .    In December 1997, the Company raised $19.2 million of net proceeds from a public offering of 990,000 shares of its common stock utilizing the Forward Equity Agreement.

 .    In December 1997, the Company raised $5.7 million of net proceeds from a public offering of 300,000 shares of its common stock through another underwriter, C.E. Unterberg, Towbin.

Positioned for future growth

 .    At December 31, 1997, the Company had $209 million available under the equity "shelf" registration, and $200 million available under the debt "shelf" registration.

 .    The Company's ratio of debt to total market capitalization (with total market capitalization defined as the current market value of all outstanding shares of common stock and limited partnership units that are convertible into common stock plus the principal amount of outstanding debt) stood at 37.0% at December 31, 1997, and its debt service coverage ratio was 3.5x.

 .    The Company's total market capitalization stood at $817.7 million at
     December 31, 1997.

 .    Subsequent to year-end, the Company paid down the line of credit with proceeds from the January 1998 issuance of $100 million of 7.2% unsecured Notes, maturing in 2008, and with the February 1998 issuance of 392,638 shares of common stock to a unit investment trust, increasing the available borrowing capacity on the line of credit to approximately $155 million.

Management and Leasing Activity:

The Company's management and leasing activities focus on maximizing the current cash flow of its properties while enhancing long-term value. The Company's efforts during 1997 were focused on the reletting of several major tenant vacancies while continuing to improve its overall occupancies, seeking new tenants and renewing current tenants at favorable rates.

 .    Despite a competitive retail climate, the properties at December 31, 1997 were at a 94% occupancy rate.

 .    During 1997, the Company signed new leases totaling 559,000 square feet at an average rent for comparable space of $9.89 per square foot, representing an increase of 12.8% over the prior average rental rate.

 .    During 1997, the Company renewed 88 leases totaling 334,000 square feet at an average rate of $10.85 per square foot, representing an increase per square foot of 10.2% over the prior average rental rate.

 .    Significant leases completed during 1997 included a 60,000 square-foot lease with Waccamaw Pottery at Westview Center, a 55,000 square-foot lease with JC Penney at Commons of Chicago Ridge, and a 30,000 square-foot lease with OfficeMax at Grandview Plaza, all of which commenced during the year; leases signed in 1997 that commence in 1998 include a 73,000 square-foot lease with Regal Cinemas at Rollins Crossing, and a 71,000 square-foot lease with Jewel/Osco at Commons of Crystal Lake.

 .    Leasing challenges for 1998 include the 111,000 square-foot space leased to
     Montgomery Ward & Co., Incorporated, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code in July 1997, announcing its intention to close its store at Heritage Square. Additionally, in January 1998, HomePlace filed for reorganization under Chapter 11 of the Bankruptcy Code, although the tenant has not rejected its lease for 54,000 square feet at Har Mar Mall, or notified the Company of its intent to close the store. Additional challenges for 1998 include leasing several spaces that are expected to vacate as a result of the consolidation of

     T.J. Maxx and Marshalls, and continuing to lease small shop space on favorable terms in a difficult retail climate.

Acquisitions:

The goals for 1997 acquisition activity were to complete $150 million of new investments meeting the Company's investment criteria, furthering the Company's franchise in grocery-anchored retail centers located within its Midwest markets. The Company's investment criteria include demographic trends, anchor strength, stability among non-anchor tenants, and minimum acceptable yields which management believes can be increased through the Company's operating and leasing experience and in certain instances through strategic capital improvements, all aimed at contributing to the total return earned by the share owners.

 .    During 1997, the Company closed the acquisition of 25 shopping centers for a total of 3.1 million square feet at an aggregate cost of $189.3 million.

 .    Such acquisitions included seven shopping centers in Iowa, five in
     Illinois, four in Minnesota, three in Wisconsin, two in Indiana, two in Kansas, one in Missouri, and one in South Dakota.

 .    Four of the shopping centers were acquired for $45.3 million, which included the issuance of 1,212,630 Limited Partner Units of the Operating Partnership (exchangeable for a like number of shares of common stock of the Company) valued at $23.4 million.

 .    The acquisition of four shopping centers included the assumption of $26.7 million of non-recourse mortgage indebtedness.

 .    The acquisitions were completed through eighteen transactions, including three separate portfolio acquisitions of five, three, and two properties respectively.

 .    Acquisition challenges for 1998 are expected to be increasing the acquisition pace of 1997 on favorable terms in light of decreasing entry yields and increased competition for product.

 .    In February 1998, the Company completed the acquisition of an additional shopping center located in Indiana aggregating approximately 105,000 square feet for an aggregate cost of approximately $3.7 million.

Dispositions:

One of the Company's main goals for 1997 was to dispose of certain properties not in keeping with the Company's current strategic market strategy. The challenge was to dispose such properties on economically favorable terms such that the proceeds could be redeployed into shopping centers with higher growth potential, requiring lower property management intensity or with a tenant base more consistent with the current strategy.

 .    During 1997, the Company completed the sales of three properties located in
     New England, having an aggregate cost of $17.5 million and consisting of 390,000 square feet, for an aggregate net sales price of $19.4 million. These properties were held for sale at December 31, 1996.

 .    During 1997, the Company completed the sale of Meadows Town Mall for a net sales price of $5.9 million. The property, having a cost basis of $7.2 million, was acquired in the Tucker Acquisition and was considered by management to be a non-core property.

 .    In January 1998, the Company listed for sale its One North State property, located on State Street in the "Loop" district of downtown Chicago. The 640,000 square-foot, mixed-use building does not fit with the Company's grocery-anchored community shopping center focus and the Company believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. This property was classified as held for sale on the Company's December 31, 1997 consolidated balance sheet.

The Company's Properties
------------------------

The following table and notes describe the Company's properties and rental information for leases in effect as of December 31, 1997:


                                                   PERCENT                                                                   BASE
                                      RENTABLE    LEASED AT                    ANNUALIZED                                    LEASE
                             YEAR      SQUARE    DECEMBER 31     ANNUALIZED   BASE RENT PER                      SQUARE   EXPIRATION
SHOPPING CENTERS           ACQUIRED     FEET    1997    1996     BASE RENT      LEASED SF     MAJOR TENANTS(1)    FEET       DATE
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
Commons of Chicago Ridge     1996     309,000   89%      77%     $2,629,000    $ 9.56   JC Penney Home Store*    55,000      2007
  and Annex                                                                             T.J.Maxx*                25,082      1998
Chicago Ridge, IL                                                                       Marshalls*               27,000      1999
                                                                                        Office Depot*            27,680      2002
                                                                                        Cineplex Odeon*          25,000      2008
                                                                                        Michaels Stores*         17,550      1999
                                                                                        Pep Boys*                22,354      2015
                                                                                        For Eyes Optical          2,188      2000
                                                                                        Dollar Bills              5,396      1999
                                                                                        Factory Card Outlet      11,085      2000
------------------------------------------------------------------------------------------------------------------------------------
Commons of Crystal Lake      1996     273,000    69%     75%       2,178,000     11.61  Jewel/Osco*              59,804      2007
Crystal Lake, IL                                                                        Venture Stores           81,338      2006
                                                                                        (not owned) (2)*
                                                                                        Jewelry 3                 4,200      2005
                                                                                        Old Country Buffet        9,750      2008
                                                                                        Ulta 3                   10,446      2000
------------------------------------------------------------------------------------------------------------------------------------
Crossroads Center            1992     242,000    98%     93%       1,442,000      6.01  Kmart (ground lease)*    96,268      2001
Fairview Heights, IL                                                                    T.J.Maxx*                33,200      2006
                                                                                        Sally Beauty              2,000      1999
                                                                                        Old Country Buffet        9,550      2003
                                                                                        Dress Barn               12,642      2002
------------------------------------------------------------------------------------------------------------------------------------
Fairhills Shopping Center    1997     106,000    90%      N/A        605,000      6.33  Jewel/Osco*              49,330      1998
Springfield, IL                                                                         Baskin Robbins            1,170      1999
------------------------------------------------------------------------------------------------------------------------------------
Heritage Square              1996     212,000   100%     100%      2,627,000     12.38  Montgomery Ward (3)*    111,016      2013
Naperville, IL                                                                          Circuit City*            28,351      2009
                                                                                        Stroud's*                26,703      2003
                                                                                        Walter E. Smithe          5,000      2002
                                                                                        Coconuts                  6,000      2003
                                                                                        Super Crown Books        10,497      2002
------------------------------------------------------------------------------------------------------------------------------------
High Point Centre            1996     240,000    99%     100%      2,156,000      9.05  Cub Foods*               62,000      2008
Lombard, IL                                                                              T.J.Maxx*               25,200      1998
                                                                                         Office Depot*           36,416      2003
                                                                                         MacFrugal's*            17,040      2006
                                                                                         Payless Shoesource       3,000      1998
                                                                                         Hollywood Video          8,100      2006
                                                                                         David's Bridal          13,205      2005
------------------------------------------------------------------------------------------------------------------------------------
Parkway Pointe               1997      39,000   100%      N/A        463,000     12.00   Shoe Carnival*          10,186      2004
Springfield, IL                                                                          Dress Barn*              8,200      2002
                                                                                         Payless Shoesource       2,560      2004
                                                                                         Bethel Bookstore         5,073      1999
------------------------------------------------------------------------------------------------------------------------------------

                                       6


                                                   PERCENT                                                                   BASE
                                      RENTABLE    LEASED AT                    ANNUALIZED                                    LEASE
                             YEAR      SQUARE    DECEMBER 31     ANNUALIZED   BASE RENT PER                       SQUARE  EXPIRATION
SHOPPING CENTERS           ACQUIRED     FEET    1997    1996     BASE RENT      LEASED SF     MAJOR TENANTS(1)     FEET      DATE
------------------------------------------------------------------------------------------------------------------------------------
Rivercrest Center            1994     470,000   100%    100%     $3,674,000        $  7.82    Omni Foods*         87,937     2011
Crestwood, IL                                                                                 Venture Stores*     79,903     2011
                                                                                              Sears Roebuck
                                                                                               and Co.*           55,000     2001
                                                                                              T.J.Maxx*           34,425     2004
                                                                                              PETsMART*           31,639     2010
                                                                                              Best Buy*           25,000     2008
                                                                                              OfficeMax*          24,000     2007
                                                                                              Hollywood Park*     15,000     2000
                                                                                              Lone Star
                                                                                               Steakhouse         12,315     2001
                                                                                              Famous Footwear      6,000     2001
                                                                                              Funcoland            1,925     1998
------------------------------------------------------------------------------------------------------------------------------------
Rollins Crossing (4)         1996      66,000    82%     93%        490,000           9.08    Sears Hardware*     21,083     2005
Round Lake Beach, IL                                                                          Super Kmart
                                                                                               (not owned)*      190,000     2033
                                                                                              MC Sports           13,800     2005
                                                                                              Super Trak          10,000     2005
                                                                                              Pet Care
                                                                                               Superstore          6,600     2000
------------------------------------------------------------------------------------------------------------------------------------
Sangamon Center North        1997     140,000    97%     N/A        992,000           7.30    Schnucks*           63,257     2016
Springfield, IL                                                                               U.S. Post Office*   16,000     2005
                                                                                              Revco               12,468     2000
                                                                                              The Book Emporium    5,522     2001
                                                                                              Subway               1,400     1999
------------------------------------------------------------------------------------------------------------------------------------
Sheridan Village             1996     296,000   100%     98%      2,197,000           7.41    Bergner's Dept.
Peoria, IL                                                                                     Store*            162,852     2006
                                                                                              Cohen's Furniture*  16,600     2009
                                                                                              Fashion Bug         11,020     2002
                                                                                              First of America     5,697     2001
                                                                                              Radio Shack          3,510     2001
------------------------------------------------------------------------------------------------------------------------------------
Sterling Bazaar              1997      82,000    94%     N/A        716,000           9.29    Kroger*             52,337     2011
Peoria, IL                                                                                    Garner's Pizza
                                                                                               & Wings             2,100     1999
------------------------------------------------------------------------------------------------------------------------------------
Wardcliffe Center            1997      67,000    92%     N/A        317,000           5.11    Big Lots*           26,741     2001
Peoria, IL                                                                                    CVS Pharmacy*       16,160     1998
                                                                                              Golf Discount        5,175     1998
                                                                                              Little Caesar's      2,617     1998
------------------------------------------------------------------------------------------------------------------------------------
Westview Center              1993     323,000    93%     72%      2,454,000           8.17    Cub Foods*          67,163     2009
Hanover Park, IL                                                                              Waccamaw*           60,000     2017
                                                                                              Marshalls*          34,302     2004
                                                                                              Giant Auto          12,000     1999
                                                                                              Bakers Square        5,510     2005
                                                                                              H&R Block            1,200     1998
------------------------------------------------------------------------------------------------------------------------------------
INDIANA
County Line Mall             1997     261,000    95%     N/A      1,627,000           6.56    Target*             99,321     2002
Indianapolis, IN                                                                              Kroger*             52,337     2011
                                                                                              OfficeMax/
                                                                                               FurnitureMax*      32,208     2004
                                                                                              Jo-Ann Fabrics      13,506     2001
                                                                                              The Book Rack        1,495     1998
------------------------------------------------------------------------------------------------------------------------------------
Martin's Bittersweet Plaza   1997      78,000    98%     N/A        553,000           7.24    Martin's
Mishawaka, IN                                                                                  Supermarket*       45,079     2012
                                                                                              Osco Drug*          16,000     2012
                                                                                              Mail Boxes, Etc.     1,022     1999
------------------------------------------------------------------------------------------------------------------------------------


                                              PERCENT
                                             LEASED AT                                                                    BASE
                                  RENTABLE  DECEMBER 31                 ANNUALIZED                                        LEASE
                           YEAR    SQUARE   -----------    ANNUALIZED  BASE RENT PER                        SQUARE      EXPIRATION
SHOPPING CENTERS         ACQUIRED   FEET    1997   1996    BASE RENT     LEASED SF   MAJOR TENANTS(1)        FEET          DATE
------------------------------------------------------------------------------------------------------------------------------------
Speedway SuperCenter      1996    541,000    97%    98%    $3,871,000    $  7.40   Kohl's*                   90,027        2004
    and Outlots                                                                    Kroger*                   59,515        2013
Speedway, IN                                                                       Sears Roebuck and Co.*    30,825        2004
                                                                                   Old Navy*                 15,000        2005
                                                                                   Kittles*                  25,320        2000
                                                                                   Factory Card Outlet*      16,675        2003
                                                                                   Lindo Super Spa*          16,859        2000
                                                                                   CVS Pharmacy              10,700        2006
                                                                                   Applebees                  5,400        2010
                                                                                   Indy PC                    1,445        1999
------------------------------------------------------------------------------------------------------------------------------------
The Village               1996    361,000    85%    92%     1,651,000       5.39   JC Penney*                60,600        1999
Gary, IN                                                                           Goldblatt's*              55,000        2000
                                                                                   Post-Tribune Publishing*  19,246        1999
                                                                                   Indiana Employment*       18,050        2000
                                                                                   Aldi's                    13,099        2001
                                                                                   Fagen Pharmacy             5,760        1998
                                                                                   Kids Foot Locker           3,750        2005
------------------------------------------------------------------------------------------------------------------------------------
Washington Lawndale
  Commons                 1996    333,000    99%    87%     1,672,000       5.08   Target*                   83,110        2005
Evansville, IN                                                                     Stein Mart, Inc.*         40,500        2006
                                                                                   Sears Homelife*           34,527        2003
                                                                                   Dunham's Athleisure Co.*  20,285        2002
                                                                                   Jo-Ann Fabrics*           15,262        2003
                                                                                   Books-A-Million*          20,515        2002
                                                                                   CVS Pharmacy              10,500        2008
                                                                                   U.S. Postal Service        9,400        2000
                                                                                   Kay-Bee Toys               4,744        2001
------------------------------------------------------------------------------------------------------------------------------------
IOWA
----
Burlington Plaza West     1997     88,000   100%    N/A       621,000       7.05   Festival Foods*           52,468        2009
Burlington, IA                                                                     Circus Video               8,000        1999
                                                                                   The Book Emporium          4,000        2002
------------------------------------------------------------------------------------------------------------------------------------
Davenport Retail          1997     63,000   100%    N/A       604,000       9.66   Staples*                  24,153        2011
Davenport, IA                                                                      PETsMART*                 26,280        2011
                                                                                   Factory Card Outlet       12,155        2006
------------------------------------------------------------------------------------------------------------------------------------
Holiday Plaza             1997     46,000    87%    N/A       282,000       6.98   West Music*                8,450        2002
Cedar Falls, IA                                                                    Tan Down Under*            6,000        2001
                                                                                   Little Caesar's            1,480        1999
------------------------------------------------------------------------------------------------------------------------------------
Parkwood Plaza            1997    125,000    92%    N/A       895,000       7.84   FoodSaver*                63,075        2008
Urbandale, IA                                                                      Hollywood Video            6,000        2007
                                                                                   We Care Hair               1,350        2002
------------------------------------------------------------------------------------------------------------------------------------
Southgate Shopping Center 1997    163,000    90%    N/A       452,000       3.09   Hy-Vee Supermarket*       78,388        2014
Des Moines, IA                                                                     Big Lots*                 23,677        2001
                                                                                   Walgreens*                22,000        2012
                                                                                   Community State Bank      10,000        2002
                                                                                   Arona Corporation          8,500        2002
                                                                                   Clariborne Brothers        2,609        2007
------------------------------------------------------------------------------------------------------------------------------------

                                          PERCENT
                                         LEASED AT                     ANNUALIZED                                    BASE
                            RENTABLE    DECEMBER 31                       BASE                                    LEASE
                    YEAR     SQUARE    --------------    ANNUALIZED     RENT PER                         SQUARE   EXPIRATION
SHOPPING CENTERS  ACQUIRED    FEET     1997    1996       BASE RENT    LEASED SF     MAJOR TENANTS(1)     FEET       DATE
------------------------------------------------------------------------------------------------------------------------------
Spring Village       1997     91,000   100%     N/A       $ 567,000      $  6.22    Eagle Foods*         45,763      2005
Davenport, IA                                                                       Walgreens            10,800      2000
                                                                                    Movie Gallery         5,400      2000
                                                                                    Cost Cutters          1,200      2000
------------------------------------------------------------------------------------------------------------------------------
Warren Plaza         1997     90,000   100%     N/A         665,000         7.38    Hy-Vee
Dubuque, IA                                                                          Supermarket*        51,492      2013
                                                                                    Renier Company        7,200      2001
                                                                                    Perkins Restaurant    5,000      2000
                                                                                    Subway                1,300      2002
------------------------------------------------------------------------------------------------------------------------------
KANSAS
Mid State Plaza      1997    287,000    85%     N/A         798,000         3.26    Sutherlands*         80,155      2002
Salina, KS                                                                          Food 4 Less*         32,579      2004
                                                                                    Dollar General       10,700      2002
                                                                                    Mid States Cinema     7,449      2002
                                                                                    Cellular One          1,000      1998
------------------------------------------------------------------------------------------------------------------------------
Santa Fe Square      1996    134,000   100%     95%       1,096,000         8.20    Hy-Vee
Olathe, KS                                                                           Supermarket*        55,820      2007
                                                                                    Fashion Bug          11,500      2004
                                                                                    Paper Warehouse       9,490      2005
                                                                                    Papa John's Pizza     1,250      2002
------------------------------------------------------------------------------------------------------------------------------
Westchester Square   1997    165,000    94%     N/A       1,277,000         8.27    Hy-Vee
Lenexa, KS                                                                           Supermarket*        63,000      2006
                                                                                    Treasury Drug         8,468      2001
                                                                                    Pizza Hut             2,775      2002
------------------------------------------------------------------------------------------------------------------------------
KENTUCKY
Stony Brook          1996    136,000    97%     94%       1,371,000        10.33    Kroger*              79,625      2021
Louisville, KY                                                                      Gatti's Pizza        10,258      2000
                                                                                    Shogun Japanese       6,170      2000
                                                                                    Fantastic Sams        1,260      1999
------------------------------------------------------------------------------------------------------------------------------
MINNESOTA
Brookdale Square     1996    185,000    86%     84%       1,199,000         7.48    Circuit City*        36,391      2014
Brooklyn, MN                                                                        Office Depot*        30,395      2004
                                                                                    Drug Emporium*       25,782      2000
                                                                                    United Artists*      24,534      2002
                                                                                    Blockbuster Video     6,008      2004
                                                                                    USA Karate            2,317      1998
------------------------------------------------------------------------------------------------------------------------------
Burning Tree Plaza   1993    139,000    93%    100%       1,177,000         9.12    T.J.Maxx*            30,000      2004
Duluth, MN                                                                          Best Buy*            28,000      2013
                                                                                    Piece Goods Shops*   17,682      1999
                                                                                    Only Deals           10,000      2002
                                                                                    Memorial Blood        5,400      2002
                                                                                    Disc Go Round         1,200      2000
------------------------------------------------------------------------------------------------------------------------------
Central Valu         1997    123,000    93%     N/A         900,000         7.83    Rainbow Foods*       66,314      1999
Columbia Heights, MN                                                                Slumberland
                                                                                     Clearance*          24,632      1999
                                                                                    Walgreens            12,000      2000
                                                                                    Top Valu Liquor      11,838      1999
------------------------------------------------------------------------------------------------------------------------------
Elk Park             1997    155,000    98%     N/A       1,320,000         8.65    Cub Foods*           60,066      2016
Elk River, MN                                                                       Fashion Bug          12,053      2006
                                                                                    Only Deals            6,020      2003
                                                                                    Vision World          1,406      2000
------------------------------------------------------------------------------------------------------------------------------

                                                PERCENT
                                               LEASED AT                                                                  BASE
                                    RENTABLE  DECEMBER 31                     ANNUALIZED                                  LEASE
                          YEAR       SQUARE   -----------      ANNUALIZED    BASE RENT PER                     SQUARE  EXPIRATION
SHOPPING CENTERS        ACQUIRED      FEET    1997   1996      BASE RENT       LEASED SF    MAJOR TENANTS(1)    FEET      DATE
---------------------------------------------------------------------------------------------------------------------------------
Har Mar Mall                1992     430,000    92%    89%     $3,807,000           $ 9.63      HomePlace(5)*  54,489        2011
Roseville, MN                                                                                   Barnes &
                                                                                                 Noble*        44,856        2010
                                                                                                Marshalls*     34,858        2003
                                                                                                T.J.Maxx*      25,025        1998
                                                                                                General
                                                                                                 Cinema*       22,252        2001
                                                                                                General
                                                                                                 Cinema*       19,950        2000
                                                                                                Michaels
                                                                                                 Stores*       17,907        2003
                                                                                                Petters
                                                                                                 Warehouse*    17,386        2006
                                                                                                The Ground
                                                                                                 Round          5,796        2002
                                                                                                Binding
                                                                                                 Memories       1,970        2002
----------------------------------------------------------------------------------------------------------------------------------
Hub West Shopping Center    1991      78,000   100%   100%        847,000            10.82      Rainbow
Richfield, MN                                                                                    Foods*        50,817        2012
                                                                                                Bally Total
                                                                                                 Fitness*      26,185        2001
                                                                                                Great Clips     1,300        1999
----------------------------------------------------------------------------------------------------------------------------------
Richfield Hub Shopping
 Center                     1988     138,000    99%    96%      1,274,000             9.31      Marshalls*     26,785        2003
Richfield, MN                                                                                   Michaels
                                                                                                 Stores*       24,235        1999
                                                                                                Walgreens      12,000        2000
                                                                                                Famous
                                                                                                 Footwear       6,000        1998
                                                                                                Burger King     4,401        2016
----------------------------------------------------------------------------------------------------------------------------------
Roseville Center            1997      74,000    93%   N/A         628,000             9.05      Minnesota
Roseville, MN                                                                                    Fabrics*      12,000        2004
                                                                                                Snyder Drugs*   8,250        1998
                                                                                                Blockbuster
                                                                                                 Video          8,162        2003
                                                                                                Big Wheel
                                                                                                 Auto           5,800        2003
                                                                                                Snuffy's Malt
                                                                                                 Shoppe         2,750        2001
----------------------------------------------------------------------------------------------------------------------------------
Sun Ray Shopping Center     1961     258,000    83%    81%      1,654,000             7.72      JC Penney*     40,451        1999
St. Paul, MN                                                                                    Marshalls*     26,256        1998
                                                                                                T.J.Maxx*      23,955        2007
                                                                                                Petters
                                                                                                 Warehouse*    20,000        2007
                                                                                                Michaels
                                                                                                 Stores*       18,127        2004
                                                                                                Snyder Drugs   13,800        2002
                                                                                                Petland         5,141        2000
                                                                                                Bruegger's
                                                                                                 Bagels         2,400        2006
----------------------------------------------------------------------------------------------------------------------------------
Terrace Mall                1993     137,000    94%    94%        914,000             7.09      Rainbow
Robbinsdale, MN                                                                                  Foods*        59,232        2013
                                                                                                North
                                                                                                 Memorial*     32,000        1999
                                                                                                Blockbuster
                                                                                                 Video          7,826        1999
                                                                                                Mail Boxes,
                                                                                                 Etc.           1,358        1999
----------------------------------------------------------------------------------------------------------------------------------
Westview Valu               1997     163,000    93%   N/A         901,000             5.90      Cub Foods*     92,646        1999
West St. Paul, MN                                                                               Burlington Coat
                                                                                                 Factory*      41,248        2004
                                                                                                Mill End
                                                                                                 Textiles       7,826        2000
                                                                                                David V. Sass,
                                                                                                 D.D.S.         1,900        2005
----------------------------------------------------------------------------------------------------------------------------------
Westwind Plaza              1994      88,000    90%    91%        873,000            11.04      Northern
Minnetonka, MN                                                                                   Hydraulics*   18,165        2002
                                                                                                Walgreens      11,009        1999
                                                                                                Big Wheel
                                                                                                 Auto           6,200        2000
                                                                                                Caribou
                                                                                                 Coffee         2,880        2007
----------------------------------------------------------------------------------------------------------------------------------
White Bear Hills            1993      73,000   100%   100%        593,000             8.12      Festival
White Bear Lake, MN                                                                              Foods*        45,679        2011
                                                                                                Walgreens      11,890        2010
                                                                                                Video Update    6,000        2006
                                                                                                Cost Cutters    1,200        2002
----------------------------------------------------------------------------------------------------------------------------------

                                                PERCENT
                                               LEASED AT                                                                  BASE
                                    RENTABLE  DECEMBER 31                     ANNUALIZED                                  LEASE
                          YEAR       SQUARE   -----------      ANNUALIZED    BASE RENT PER                     SQUARE  EXPIRATION
SHOPPING CENTERS        ACQUIRED      FEET    1997   1996      BASE RENT       LEASED SF    MAJOR TENANTS(1)    FEET      DATE
---------------------------------------------------------------------------------------------------------------------------------
MISSOURI
--------
Grandview Plaza         1971        316,000     88%    78%     $2,186,000        $ 7.89     Home Quarters*     84,611        2013
Florissant, MO                                                                              Schnucks*          68,025        2011
                                                                                            Office Max*        30,183        2012
                                                                                            Walgreens*         15,984        2008
                                                                                            Thoughtful Cards    6,121        2000
                                                                                            Custom Cellular     2,400        2004
----------------------------------------------------------------------------------------------------------------------------------
Liberty Corners         1997        121,000    100%    N/A        833,000          6.86     Price Chopper*     56,000        2007
Liberty, MO                                                                                 Fashion Bug        10,770        2000
                                                                                            Bette's Hallmark    8,450        1999
                                                                                            Famous Footwear     4,500        1998
----------------------------------------------------------------------------------------------------------------------------------
NEW MEXICO
----------
St. Francis Plaza       1995         36,000    100%   100%        357,000          9.97     Walgreens*         14,950        2013
Santa Fe, NM                                                                                Wild Oats*         14,850        2006
----------------------------------------------------------------------------------------------------------------------------------
SOUTH DAKOTA
-----------                                                                                 Nash Finch*        44,337        2017
Baken Park              1997        184,000     94%    N/A        999,000          5.75     Ben Franklin*      27,155        2003
Rapid City, SD                                                                              Boyd's Drugs*      19,200        2004
                                                                                            Hardware Hank      11,000        1999
                                                                                            Crown Gallery       6,147        2000
                                                                                            Baken Park Barber
                                                                                              Shop                700        2002
----------------------------------------------------------------------------------------------------------------------------------
TENNESSEE
---------
Williamson Square       1996        335,000     90%    93%      2,218,000          7.38     Wal-Mart*         117,493        2008
Franklin, TN                                                                                Kroger*            63,986        2008
                                                                                            Carmike Cinemas*   29,000        2008
                                                                                            YMCA               14,450        2002
                                                                                            Comfort Source      7,743        2003
                                                                                            Pearle Vision
                                                                                              Center            3,180        2000
----------------------------------------------------------------------------------------------------------------------------------
WISCONSIN
---------
Madison Plaza           1997        128,000    100%    N/A        971,000          7.62     Supersaver*        73,309        2008
Madison, WI                                                                                 Walgreens          13,500        2005
                                                                                            Planet Video        6,000        2004
                                                                                            Subway              1,200        1999
----------------------------------------------------------------------------------------------------------------------------------
Mequon Pavilions        1996        212,000     99%    99%      2,269,000         10.86     Kohl's Food
Mequon, WI                                                                                    Emporium*        45,697        2010
                                                                                            Furniture
                                                                                              Clearance*       19,900        1999
                                                                                            Bedtime            11,512        2001
                                                                                            Mequon Pharmacy     6,500        1998
                                                                                            The Men's
                                                                                              Wearhouse         4,738        2000
----------------------------------------------------------------------------------------------------------------------------------
Park Plaza              1997        108,000    100%    N/A        600,000          5.55     Sentry Foods*      45,000        2006
Manitowoc, WI                                                                               Big Lots*          29,063        1998
                                                                                            Associated Bank     7,837        2003
                                                                                            Rent A Center       3,093        1998
----------------------------------------------------------------------------------------------------------------------------------

                                                PERCENT
                                               LEASED AT                                                                  BASE
                                    RENTABLE  DECEMBER 31                     ANNUALIZED                                  LEASE
                          YEAR       SQUARE   -----------      ANNUALIZED    BASE RENT PER                     SQUARE  EXPIRATION
SHOPPING CENTERS        ACQUIRED      FEET    1997   1996      BASE RENT       LEASED SF    MAJOR TENANTS(1)    FEET      DATE
---------------------------------------------------------------------------------------------------------------------------------
Spring Mall                 1997     180,000   100%   N/A      $1,125,000          $6.24     Pick N Save*       77,150      2013
Greenfield, WI                                                                               T. J. Maxx*        32,658      2003
                                                                                             Walgreens*         17,600      2007
                                                                                             Spring Mall
                                                                                             Theater*           16,000      2004
                                                                                             Fashion Bug*       16,000      2004
                                                                                             Sally Beauty        2,146      1998
----------------------------------------------------------------------------------------------------------------------------------
RETAIL OFFICE BUILDING
----------------------
One North State             1996     640,000    98%    98%      9,955,000          15.89     First Chicago*    296,782      2003
Chicago, IL                                                                                  Arthur
                                                                                             Andersen(6)*      126,533      1998
                                                                                             T.J. Maxx*         77,675      2001
                                                                                             Filene's
                                                                                             Basement*          50,000      2002
                                                                                             Int'l Academy of
                                                                                             Design*            44,000      2003
                                                                                             Bruegger's Bagels   2,845      2002
----------------------------------------------------------------------------------------------------------------------------------

                                      12

(1) Major tenants (indicated with an asterisk) are defined as tenants leasing 15,000 square feet or more of the rentable square footage with the exception of Parkway Pointe, Holiday Plaza, Roseville Center and St. Francis Plaza. In some cases, the named tenant occupies the premises as a sublessee. The Company views "anchor" tenants as a subset of the major tenants at each property, generally consisting of those tenants which also represent more than 15% of the property's rentable square footage.

(2) The amount of rentable square feet at Commons of Crystal Lake does not include approximately 81,000 square feet which is owned by Metropolitan Life and leased to Venture Stores.

(3) Montgomery Ward, which has sought protection under Chapter 11 of the U.S. Bankruptcy Code, notified the Company that it intended to close this store on or about December 31, 1997. However, this tenant has not yet rejected its lease.

(4) The amount of rentable square feet at Rollins Crossing does not include approximately 190,000 square feet which is owned by Kmart Corporation.

(5)  HomePlace has sought protection under Chapter 11 of the U.S. Bankruptcy
     Code.

(6) Upon payment of a $1.8 million cancellation fee to the Company, this tenant exercised its option on April 1, 1996, to terminate its lease, effective as of April 1, 1998. Although the tenant briefly vacated in 1996, the tenant elected to re-occupy the space during 1997. Subsequent to year-end, Arthur Andersen assigned the lease to Andersen Consulting, which extended the lease for a two-year period commencing April 1, 1998.

Tenant Mix and Leases

As evidenced by the foregoing table, the Company's tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Based on its past experience, the Company believes that such tenants tend to be stable performers in both good and bad economic times. As of December 31, 1997, 39 of the Company's shopping centers were anchored by supermarkets, most of which are leading grocery chains in their respective markets, comprising approximately 18% of the Company's annualized base rent and 22% of the Company's GLA. No tenant included in the Company's portfolio of properties on December 31, 1997, accounted for 10% or more of the Company's rental income in 1997. In addition to the tenants listed in the preceding table, the Company's properties include a variety of smaller shop leases of various tenant types, including restaurants, home life styles, women's ready-to-wear, cards, books, and electronics.

The terms of the outstanding retail leases vary from tenancies at will to 50 years. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease. By contrast, smaller shop leases are typically negotiated for three to five year terms. The longer term of the major tenant leases serves to protect the Company against significant vacancies and to assure the presence of strong tenants who draw consumers to the Company's centers. The shorter term of the smaller shop leases allows the Company to adjust rental rates for non-major store space on a regular basis and upgrade the overall tenant mix.

Leases to anchor tenants tend to provide lower minimum rents per square foot than smaller shop leases. Excluding office space, anchor tenant leases for properties included in the portfolio at December 31, 1997, provided an average annual minimum rent of $5.96 per square foot, compared with non-anchor tenant leases which provided an average annual minimum rent of $9.29. In general, the Company believes that minimum rental rates for anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1997, for the properties included in the portfolio at December 31, 1997, and the number of leases that will expire, the square feet covered by such leases and the minimum annual rent in the year of expiration under such expiring leases for the next ten years are as follows:

                                                                  Leases Expiring
                                               ------------------------------------------------------
           Year Ending          Minimum             Number         Square Feet         Minimum
           December 31        Future Rents        of Leases        -----------       Future Rents
           -----------        ------------        ---------                          ------------
              1998             $74,370,000           156             636,810          $6,246,198
              1999              68,813,000           205             849,033           7,867,885
              2000              62,083,000           191             799,870           7,329,498
              2001              55,549,000           135             753,264           6,804,701
              2002              47,168,000           155             894,799           7,717,082
              2003              40,585,000            68             854,352           8,859,492
              2004              32,628,000            37             600,681           3,688,075
              2005              29,472,000            45             376,307           2,939,856
              2006              25,523,000            44             674,111           4,075,968
              2007              22,410,000            23             339,542           2,543,871

One North State

One North State was the only property in the portfolio at December 31, 1997, that represented 10% or more of the historic book value of the Company's total assets at December 31, 1997, or accounted for 10% or more of the Company's gross revenues in 1997. One North State is a mixed-use property located in the "Loop" area of downtown Chicago, Illinois. The property aggregates approximately 640,000 square feet of GLA including approximately 160,000 square feet of retail space. Real estate taxes for this property amounted to approximately $3,800,000 for 1997. The retail portion of this property is anchored by T.J. Maxx and Filene's Basement. The leases to T.J. Maxx and Filene's Basement provide current minimum annual rent of approximately $1,225,000 and $1,000,000, respectively. The office portion of this property is leased primarily to First Chicago and Arthur Andersen. The leases to First Chicago and Arthur Andersen provide current minimum annual rent of approximately $4,000,000 and $1,518,000, respectively. The lease with Arthur Andersen expiring March 31, 1998, was assigned to Andersen Consulting and was extended subsequent to year-end, providing minimum annual rent of $1,645,000 per annum through March 2000.

The Company has listed for sale One North State because the property does not fit with the Company's grocery-anchored community shopping center focus and the Company believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. The disposition of this property is expected to be completed during 1998, although there can be no assurance such disposition will occur.

The following tables set forth certain supplemental information with respect to One North State, and reflect Andersen Consulting's extension of its lease effective April 1998. See "Risk Factors - Real Estate Investment Considerations-Potential Negative Effect of Sale of One North State Property."

a.   Percentage leased at December 31 for the last five years:

          1997                       98%
          1996                       98%
          1995                       95%
          1994                       95%
          1993                       95%

b. The average effective annual minimum rentals per square foot for 1997, 1996, and 1995 were as follows:

          1997                    $15.89
          1996                    $15.18
          1995                    $15.45

c. Leases in effect at December 31, 1997, expiring over each of the next ten years, assuming no tenants exercise renewal options (except Andersen Consulting):

                            No. of        Square          Minimum
                            Leases         Feet         Future Rents
                            ------         ----         ------------
          1998                  -              -        $          -
          1999                  1          1,177              76,505
          2000                  2        128,340           1,827,507
          2001                  6         83,767           1,652,970
          2002                  4         54,296           1,164,470
          2003                  3        341,577           4,744,361
          2004                  -              -                   -
          2005                  2          2,035             125,307
          2006                  -              -                   -
          2007                  -              -                   -

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

Substantial Debt Obligations and Term of Debt

The Company's obligations for borrowed money aggregated approximately $302.7 million at December 31, 1997, as compared to $188.9 million at December 31, 1996. The ratio of debt to total market capitalization of the Company was approximately 37% as compared to 32% at December 31, 1996. This increase in the Company's leverage and its ratio of debt to total market capitalization could increase the risk of default under its indebtedness. Failure to pay debt obligations when due could result in the Company losing its interest in the properties collateralizing such obligations.

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

Eight properties as of December 31, 1997 secure an aggregate of approximately $51.2 million of mortgage debt, with balloon maturities of approximately $10.0 million due in September 1998, $2.9 million in 2003, $10.7 million in 2005, $7.9 million in 2006, $2.1 million in 2007 and $9.8 million in 2016. The line of credit, with a balance of $151.7 million as of December 31, 1997, matures in 2000. The $100 million of unsecured Notes payable at December 31, 1997 matures in 2004. Subsequent to year-end, the Company paid-down the line of credit with proceeds from the issuance of $100 million of 7.2% unsecured Notes, maturing in 2008. The Company has historically been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. There can be no assurance that the Company will continue to be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

Although management attempts to maintain a balance between total outstanding indebtedness and the value of the portfolio of properties (i.e., a ratio of debt and preferred stock to Real Estate Value of 50% or less, with "Real Estate Value" defined as net operating income divided by 10.25%), and a ratio of debt to total market capitalization between 30% and 40%, there can be no assurance that management will not alter these ratios at any time. Accordingly, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's ability to make expected distributions to share owners and in an increased risk of default on its obligations under any outstanding indebtedness. Failure to pay its debt obligations when due could also result in the Company losing its interest in any properties that secure indebtedness included within such obligations.

The Company's unsecured line of credit bears interest at a variable rate. The balance outstanding under the line of credit at December 31, 1997, was $151.7 million; and the Company may increase outstanding borrowings to $200 million. To the extent the Company's exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect the Company's net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions it can make to its share owners.

The Company has entered into an interest rate protection agreement with BankBoston (the "Bank"), with respect to $57 million of indebtedness, whereby the Bank will reimburse the Company the amount by which the then applicable three month LIBOR rate exceeds the then applicable cap rate per the agreement (currently 7.50%). The Company has entered into an interest rate swap agreement with the Bank with respect to $43 million, thereby fixing the interest rate on the $43 million through April 14, 1998. There can be no assurance that these interest rate protection provisions will be effective, or that once the interest rate protection agreements expire, the Company will enter into additional interest rate protection agreements.

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

These provisions described above could have a potential anti-takeover effect on the Company. The staggered Board provision in the Charter prevents stockholders from voting on the election of more than one class of directors at each annual meeting of stockholders and thus may have the effect of keeping the members of the Board of Directors of the Company in control for a longer period of time. The staggered Board provision and the provision in the Bylaws requiring holders of at least 25% of the outstanding shares of common stock to call a special meeting of stockholders may have the effect of making it more difficult for a third party to acquire control of the Company without the consent of its Board of Directors, including certain acquisitions which stockholders deem to be in their best interest. In addition, the ownership limits in the Charter may also
(i) deter certain tender offers for the shares of common stock which might be attractive to certain stockholders, or (ii) limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the value of the outstanding shares of common stock, or otherwise effect a change in control.

The provisions of the Maryland General Corporation Law relating to certain "business combinations" and "control share" acquisitions involving corporations organized under the laws of that state may also inhibit a change in control of the Company.

Real Estate Investment Considerations

Dependence on Midwestern Region and Retail Industry

Substantially all of the Company's properties are located in the Midwestern region of the United States and such properties consist predominantly of community and neighborhood shopping centers. The Company's performance therefore is linked to economic conditions in the Midwest and in the market for retail space generally. The market for retail space has been adversely affected by the ongoing consolidation in the retail sector, the adverse financial condition of certain large companies in this sector and the excess amount of retail space in certain markets. To the extent that these conditions impact the market rents for retail space, they could result in a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Company can make to its share owners.

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

Potential Negative Effect of Sale of One North State Property

During the year ended December 31, 1997, more than 10% of the total revenue of the Company was derived from rents and expense reimbursements from tenants of the One North State property, which is a "mixed use" property located in downtown Chicago. The total rents currently being paid by certain of this property's tenants may be in excess of current market rates. The leases of these tenants begin to expire in 2001.

The Company has listed for sale One North State because the property does not fit with the Company's grocery-anchored community shopping center focus and the Company believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. The disposition of this property is expected to be completed during 1998, although there can be no such assurance. The Company's operating results could be adversely affected if the Company is not able, promptly after such a sale, to redeploy the sales proceeds into one or more other properties that produce net operating income at a level comparable to that of One North State.

Possible Environmental Liabilities
----------------------------------

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of the Company's properties have been subjected to Phase I or similar environmental audits (which involve inspection without soil sampling or ground water analysis) by independent environmental consultants. Except as described below, these environmental audit reports have not revealed any potential significant environmental liability, nor is management aware of any environmental liability with respect to the properties that it believes would have a material adverse effect on the Company's business, assets or results of operations. No assurance can be given that existing environmental studies with respect to the properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to management.

Phase II site assessments of the Commons of Chicago Ridge property acquired in the Tucker Acquisition have disclosed the presence of contaminants in fill material and soil at the property that could be associated with the property's former use as a landfill and as the former site of an asphalt plant and storage tanks for petroleum products (which storage tanks have been removed from the property), but not at such levels as would require reporting to environmental agencies. These Phase II site assessments also disclosed the presence in groundwater of contaminants similar to those detected in the soil samples. Environmental assessments of the property have also detected methane gas, probably associated with the former use of the property as landfill. A regular maintenance program was implemented by Tucker and is being continued by the Company to control the migration and effect of the methane gas. There can be no assurance that an environmental regulatory agency such as the Illinois Environmental Protection Agency will not in the future require further investigation to determine the source and vertical and horizontal extent of the contamination. If any such investigation is required and confirms the existence of contaminants at the levels disclosed in the Phase II site assessments, it is possible that the relevant agency could require the Company to take action to address the contamination, which action could range from ongoing monitoring to remediation of the contamination. Based on the information currently available, management does not believe that the cost of responding to such contamination would be material to the Company.

In connection with the execution of the merger agreement relating to the Tucker Acquisition, the Company and certain individuals who had previously provided a limited indemnity to Tucker for environmental liabilities at Commons of Chicago Ridge (the "Individuals") agreed to indemnify the Company and its subsidiaries and affiliates against all claims, losses, costs and expenses incurred by such parties arising out of any administrative, regulatory or judicial action, suit, investigation or proceeding in connection with any applicable environmental health or safety law regarding hazardous substances, materials, wastes or petroleum products, or any common law right of action regarding such substances, materials, wastes or products, whether brought by a governmental or regulatory authority or by a third party, that is initiated on or before October 4, 2003, with respect to conditions or acts at the Commons of Chicago Ridge which existed prior to October 4, 1993. In connection with this indemnification obligation, the Company has agreed to keep the Individuals reasonably informed of various activities relating to the property and to consult with the Individuals with respect to any potential claims, settlements and remediation which could trigger the indemnification obligations of the Individuals. There can be no assurance that the Individuals will be in a position to honor their indemnity obligations. Regardless of such indemnification, based on the information currently available, management does not believe that the environmental liabilities and expenses relating to the Commons of Chicago Ridge property would have a material effect on the liquidity, financial condition or operating results of the Company.

Insurance
---------

The Company carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability which management deems adequate to insure against liability claims and provide for cost of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts the Company estimates to be adequate to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Currently, the Company also insures the properties for loss caused by earthquake or flood in the aggregate amount of $10 million per occurrence. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, management has made the determination that the risk of loss due to earthquake and flood does not justify the cost to increase coverage limits any further under current market conditions. Should the availability and pricing of this coverage become more cost advantageous, management would re-evaluate its position.

Uncertainty of Meeting Acquisition Objectives
---------------------------------------------

The Company continually seeks prospective acquisitions of additional shopping centers and portfolios of shopping centers which management believes can be purchased at attractive initial yields and/or which demonstrate the potential for revenue and cash flow growth through implementation of renovation, expansion, re-tenanting and re-leasing programs similar to those undertaken with respect to properties in the existing portfolio. There can be no assurance that the Company will effect any potential acquisition that it may evaluate. The evaluation process involves costs which are non-recoverable in the case of acquisitions which are not consummated. In addition, notwithstanding management's adherence to its criteria for evaluating and due diligence regarding potential acquisitions, there can be no assurance that any acquisition that is consummated will meet management's expectations. During the course of 1997, the Company noticed a trend of decreasing capitalization rates applicable to properties being acquired, i.e. increasing purchase prices for comparable properties, and this trend has continued to date in 1998.

Competition
-----------

All of the Company's properties are located in developed areas. There are numerous other retail properties and real estate companies within the market area of each such property which compete with the Company for tenants and development and acquisition opportunities. The number of competitive retail properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent space at the properties and the amount of rents charged and (ii) development and acquisition opportunities. The Company competes for tenants and acquisitions with others who have greater resources than it has.

Year 2000 Issues
----------------

In the conduct of its own operations, the Company relies upon commercial computer software primarily provided by independent software vendors. After an analysis of the Company's exposure of the impact of "year 2000 issues" (i.e. issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), the Company believes that such commercial software is substantially year 2000 compliant and that such independent vendors will be able to complete such year 2000 compliance in a timely manner and without any material impact on the Company's business, operations or financial condition. However, the Company is subject to year 2000 issues that may affect the economy generally or any tenants, suppliers or others with whom the Company does business and over whose year 2000 compliance the Company has no control.

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

ITEM 2.  PROPERTIES
         ----------

The properties owned by the Company at December 31, 1997 are described under
Item 1 and in Note 4 of the Notes to Financial Statements contained in this Report.

The Company's principal office is located at 40 Skokie Boulevard in Northbrook, Illinois, where the Company leases approximately 10,000 square feet of space from an unrelated landlord. The Company maintains regional property management and leasing offices at certain of its properties located in Chicago, Minneapolis, St. Louis, Indianapolis, Kansas City, and Milwaukee.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
         -----------------------------------------------

Not applicable.

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

President and Chief Executive Officer - Thomas P. D'Arcy, age 38, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

Executive Vice President - Richard L. Heuer, age 45, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies from September 1993, and Towle Real Estate Company from 1988, which companies were the independent property management companies that managed the Company's Minnesota properties.

Executive Vice President - E. Paul Dunn, age 51, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

Senior Vice President - Marianne Dunn, age 38, was named Senior Vice President of the Company in September 1995, having served as Vice President of the Company since 1993 and as Investment Manager since 1990.

Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 46, has held the position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust, from June 1993 to September 1995. Prior to June 1993, Mr. Lingo was Vice President-Finance of CSX Realty, a subsidiary of CSX Corporation, from 1991-1992.

Vice President of Construction - Frank J. Comber, age 57, has held this position since August 1996. Prior to joining the Company, Mr. Comber served as Vice President of Construction Services for Merchandise Mart Properties from 1989 to 1996 and First Vice President for Homart Development Company from 1973 to 1988.

Vice President of Leasing - Steven St. Peter, age 46, has held this position since August 1996. Prior to joining the Company, Mr. St. Peter served as National Director of Real Estate for Bally's Total Fitness from 1995 to 1996, Midwest Manager of Real Estate for TJX Corporation from 1993 to 1995 and Director of Leasing for H.S.S. Development from 1990 to 1993.

None of the Officers or Directors of the Company is related to any other Officer or Director of the Company. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

                                    Part II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BTR". The ranges of high and low prices reported on the NYSE during 1996 and 1997 were:

Quarter Ended          High         Low         Quarter Ended          High       Low
-------------          ----         ---         -------------          ----       ---
March 31, 1996         $15          $12 7/8     March 31, 1997         $20 3/4    $17 3/8
June 30, 1996           15           13 7/8     June 30, 1997           20 3/8     17 1/2
September 30, 1996      16 5/8       13 3/4     September 30, 1997      21 1/4     18
December 31, 1996       18           16 3/8     December 31, 1997       21 7/16    18

The closing sale price on the NYSE on March 2, 1998, was $21 5/8. At December 31, 1997 there were approximately 750 holders of record of the Company's shares.

Dividends have been paid by the Company during the past two full years as follows:

Payment                Per Share     Payment                Per Share
-------                ---------     -------                ---------
March 29, 1996          $  .33       March 31, 1997          $  .33
June 28, 1996              .33       June 30, 1997              .33
September 27, 1996         .33       September 30, 1997         .33
December 27, 1996          .33       December 31, 1997          .35

The Company has determined that approximately 28% and 14% of the distributions paid in 1997 and 1996, respectively, were non-taxable returns of capital to share owners, approximately 57% and 69% of the distributions paid in 1997 and 1996, respectively, were ordinary dividends and 15% and 17% of the distributions paid in 1997 and 1996, respectively, were a capital gain.

Recent Issue of Unregistered Securities
---------------------------------------

On December 23, 1997 and December 31, 1997, respectively, Bradley Operating Limited Partnership issued 247,279 and 205,431 limited partner units that may be exchanged after January 1, 1999, for an equal number of shares of common stock of the Company, as a part of the consideration paid for the acquisitions of Baken Park and Spring Mall. At the date of each transaction, the value of a share of common stock for which each limited partnership unit may be exchanged was $20.22. No registration statement was required in connection with the issuances because the transactions did not involve public offerings and were exempt under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              Year Ended December 31,
                                                  -------------------------------------------------------------------------
                                                         1997           1996            1995          1994         1993
                                                         ----           ----            ----          ----         ----
                                                                  (Thousands of dollars, except per share data)
Total income                                          $   97,552     $  78,839        $ 36,572     $  32,987     $  23,469
Total expenses                                            74,116        60,711          28,141        25,343        17,934
                                                  -------------------------------------------------------------------------
Income before net gain on sale of properties and
  extraordinary item                                      23,436        18,128           8,431         7,644         5,535
Net gain on sale of properties                             7,438         9,379               -           983             -
                                                  -------------------------------------------------------------------------
Income before extraordinary item and allocation
  to minority interest                                    30,874        27,507           8,431         8,627         5,535
Income allocated to minority interest                    (1,116)         (285)               -             -             -
                                                  -------------------------------------------------------------------------
Income before extraordinary item                          29,758        27,222           8,431         8,627         5,535
Extraordinary loss, net of minority interest             (4,631)             -               -             -             -
                                                  -------------------------------------------------------------------------
Net income                                            $   25,127     $  27,222        $  8,431     $   8,627     $   5,535
                                                  =========================================================================
Basic earnings per common share:
   Income before extraordinary item                   $     1.36     $    1.54        $   0.85     $    1.05     $    0.82
   Extraordinary loss, net of minority interest           (0.21)             -               -             -             -
                                                  -------------------------------------------------------------------------
   Net income                                         $     1.15     $    1.54        $   0.85     $    1.05     $    0.82
                                                  =========================================================================
Diluted earnings per common share:
   Income before extraordinary item                   $     1.36     $    1.54        $   0.85     $    1.05     $    0.82
   Extraordinary loss, net of minority interest           (0.21)             -               -             -             -
                                                  -------------------------------------------------------------------------
   Net income                                         $     1.15     $    1.54        $   0.85     $    1.05     $    0.82
                                                  =========================================================================
Distributions per share                               $     1.34     $    1.32        $   1.32     $    1.29     $    1.22
Weighted average shares outstanding                   21,776,146    17,619,546       9,863,767     8,191,831     6,715,813
Net cash provided by (used in):
   Operating activities                               $   44,827     $  31,633        $ 12,733     $  10,877     $   6,532
   Investing activities                               $(122,649)     $(16,715)        $(9,953)     $(33,653)     $(39,451)
   Financing activities                               $   75,107     $ (8,153)        $(2,276)     $  22,019     $  28,237
Funds from operations*                                $   41,174     $  30,345        $ 15,249     $  12,382     $   8,914
Total assets at end of year                           $  668,791     $ 502,284        $180,545     $ 166,579     $ 127,931
Total debt at end of year                             $  302,710     $ 188,894        $ 39,394     $  66,748     $  29,317

*Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time.

Reference is made to "Management's Discussion and Analysis" (Item 7) for a discussion of various factors or events which materially affect the comparability of the information set forth above.

ITEM 7.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

Unless otherwise required by the context, references to the "Company" below include references to Bradley Operating Limited Partnership (the "Operating Partnership") through which the Company owns its properties and conducts its business.

The Company believes that improving its financial flexibility will better position the Company for future growth, allowing it to take advantage of acquisition, renovation and expansion opportunities. The Company further considers its liquidity and ability to generate cash from operating and from financing activities to be sufficient, and expects them to continue to be sufficient, to meet its operating expense, debt service, REIT distribution requirements and acquisition opportunities for the foreseeable future. Due to the capital intensive nature of real estate in general, the avenues available for raising capital, as well as the mix of debt and equity, are critical components in the ability of the Company to continue to grow.

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of securities. The Company may also acquire properties through the direct issuance of securities of the Company, or through the issuance of Limited Partner Units of the Operating Partnership. Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

The Company focuses its investment activities on community and neighborhood shopping centers primarily located in the midwestern United States anchored by regional and national grocery store chains. The Company will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

As of December 31, 1997, financial liquidity was provided by $4,747,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $48,300,000. In addition, at December 31, 1997, the Company has an effective "shelf" registration statement under which the Company may issue up to $209,013,000 in equity securities and an additional "shelf" registration statement under which the Operating Partnership may issue up to $200,000,000 in unsecured, non-convertible investment grade debt securities. Subsequent to December 31, 1997, the Operating Partnership issued an additional $100,000,000 in unsecured Notes, reducing the available borrowing capacity under its "shelf" registration to $100,000,000, and increasing the available borrowing capacity under its line of credit. The "shelf" registration statements give the Company the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. The Company also has $40,000,000 remaining under a Forward Equity Program with PaineWebber Incorporated ("PaineWebber"), pursuant to which the Company has the right, until April 21, 1998, to sell shares of its common stock to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction.

Mortgage debt outstanding at December 31, 1997 consisted of eight fixed-rate notes totaling $51,227,000 with a weighted average interest rate of 8.18% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $656,000 during the year ended December 31, 1997. During the year ending December 31, 1998, scheduled principal amortization of mortgage debt is approximately $980,000. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875% is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit. The Company has historically been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. While the Company currently expects to fund long-term liquidity requirements through the issuance of a combination of additional investment grade unsecured debt securities, equity securities and through the bank line of credit, there can be no assurance that the Company will be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $44,827,000 during 1997, from $31,633,000 during 1996 and $12,733,000 in 1995. These increases were due primarily to the growth of the Company's portfolio.

Funds from operations ("FFO") increased $10,829,000 or 36% during 1997, from $30,345,000 in 1996 to $41,174,000 in 1997. FFO increased by $15,096,000 or 99%
during 1996 from $15,249,000 in 1995. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $122,649,000 during 1997, from a net use of cash of $16,715,000 in 1996 and a net use of cash of $9,953,000 in 1995.

During 1997, the Company acquired 25 shopping centers at an aggregate cost of $189,307,000. Eighteen shopping centers were acquired with $118,122,000 in cash provided by the Company's line of credit. Three shopping centers were acquired through a combination of $8,174,000 in cash drawn from the line of credit, the assumption of $16,768,000 in non-recourse mortgage notes and a $1,000,000 unsecured short-term non-interest bearing note. Three shopping centers were acquired with a combination of the issuance of Limited Partner Units valued at $19,196,000 which the holders may ultimately exchange for 1,007,199 shares of the Company's common stock, and $11,940,000 in cash provided by the Company's line of credit. One shopping center was acquired via the issuance of Limited Partner Units valued at $4,154,000, which the holders may ultimately exchange for 205,431 shares of the Company's common stock, the assumption of a $9,909,000 non-recourse mortgage note and $44,000 in cash provided by the line of credit.

Also during 1997, the Company completed the sales of three properties located in New England, having an aggregate cost of $17,511,000 for an aggregate net sales price of $19,377,000. These properties were held for sale at December 31, 1996 because such properties were not aligned with the Company's strategic market focus. Additionally, the Company completed the sale of Meadows Town Mall during 1997 for a net sales price of $5,904,000, redeploying the proceeds from the sale toward the acquisitions of additional shopping centers. The property, having a cost basis of $7,196,000, was acquired in the merger acquisition of Tucker Properties Corporation ("Tucker") in March 1996 (the "Tucker Acquisition") and was considered by management to be a non-core property.

On March 15, 1996, the Company closed the Tucker Acquisition after approval by the share owners of the two companies. The acquisition was completed through the issuance of 7.4 million common shares of the Company valued at $13.96 per share, the payment of certain transaction costs and the assumption of all of Tucker's liabilities, including the $100,000,000 REMIC Note discussed below. The acquisition was structured as a tax-free transaction, and was accounted for using the purchase method of accounting.

During 1996, in addition to the acquisition of fourteen properties in connection with the Tucker Acquisition, the Company acquired two shopping centers in separate transactions at an aggregate cost of approximately $18,000,000.

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

Financing Activities

Net cash flows provided by financing activities increased to $75,107,000 in 1997 from a net use of cash of $8,153,000 during 1996 from a net use of cash of $2,276,000 during 1995. Distributions to share owners (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $29,387,000 in 1997, $23,168,000 in 1996, and $13,098,000 in 1995.

Prior to the Tucker Acquisition, the Company held title to all of its properties directly. From March 1996 until August 1997, the Company held title to some of its properties (primarily those owned prior to the Tucker Acquisition) directly and the remainder of its properties (primarily those acquired in and subsequent to the Tucker Acquisition) through the Operating Partnership. In August 1997, the Company completed the contribution of its interest in the properties previously owned directly by it to the Operating Partnership. As a result of such contribution, the Company now holds its interests in all of its properties through the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or "UPREIT." Economic interests in the Operating Partnership are evidenced by units of partnership interest ("Units") with the interest of the general partner evidenced by General Partner Units. The interests of persons who have contributed direct or indirect interests in certain properties to the Operating Partnership are evidenced by Limited Partner Units. The Limited Partner Units are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. The Operating Partnership Agreement provides for distributions by the Operating Partnership to be made to the holders of Limited Partner Units at the same time as, and in the same amount as, distributions by the Company on an equivalent number of shares of Company common stock, and for all other distributions to be made to the general partner. Accordingly, the Company's contribution of such properties to the Operating Partnership was made without consideration, inasmuch as the respective economic interest of the limited partners in the Operating Partnership and of the Company as general partner were not altered by such contribution. The contribution had no effect on the consolidated financial statements of the Company.

The contribution of properties originally owned directly by the Company to the Operating Partnership was motivated by the Company's desire to consolidate its assets under the ownership of a single entity. The Company believed that holding all of its properties within a single entity would enhance its ability to obtain an investment grade debt rating. In September 1997, the Operating Partnership filed a "shelf" registration statement under which it could issue up to $300 million in unsecured, non-convertible investment grade debt securities, giving the Company the flexibility to issue such debt securities from time to time when the Company determines that market conditions and the opportunity to utilize proceeds from the issuance of such securities are favorable. In August 1997, Standard & Poor's Investment Services ("Standard & Poor's") assigned an investment grade credit rating of "BBB-" to the Operating Partnership. In November 1997, Moody's Investors Service ("Moody's") assigned a prospective rating of "(P)Baa3" to the unissued shelf registration of debt securities filed by the Operating Partnership.

In connection with the Tucker Acquisition, the Company assumed a $100 million mortgage note issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for federal income tax purposes. The mortgage note, secured by six properties, was scheduled to mature September 2000, and was at an effective interest rate of 7.23%. In November 1997, the Company prepaid the REMIC Note primarily with the proceeds of the offering by the Operating Partnership of $100 million of 7% unsecured Notes due November 15, 2004, utilizing the "shelf" registration. The Notes were rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, the issuance of such unsecured debt extended the Company's weighted average debt maturity and resulted in a lower effective interest rate on $100 million of debt, while the prepayment resulted in the discharge from the mortgage securing the REMIC Note of six properties, including One North State, having a combined gross book value of $181.2 million. Prepayment of the mortgage and release of the six assets securing the mortgage also had the effect of increasing the Company's unencumbered asset base to 88.6% at December 31, 1997.

In 1997, the Company filed a "shelf" registration statement, under which the Company may issue up to $234,460,000 of equity securities through underwriters or in privately negotiated transactions from time to time. On December 1, 1997, the Company completed an offering of 990,000 shares of its common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering, $19,166,000 (net of offering costs of $376,000), were used to reduce outstanding indebtedness under the line of credit. The shares were sold under a Forward Equity Program entered into with PaineWebber on October 21, 1997, pursuant to which the Company has the right, until April 21, 1998, to sell shares of its common stock with an aggregate value up to $60 million to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction. The Agreement provides the Company with the ability to match-fund pending and future acquisitions. Although no further shares have been sold under the Forward Equity Program, the Company completed an additional offering of 300,000 shares of its common stock on December 10, 1997 at a price to the public of $20.50 per share, leaving $209,013,000 available under the "shelf" registration. Net proceeds from the offering, $5,726,000 (net of offering costs of $73,000), were used to reduce outstanding indebtedness under the line of credit.

During 1996, the Company completed a public offering of 2,875,000 shares of common stock at a price of $16.50 per share. Net proceeds from the offering of approximately $44,851,000 were used to reduce outstanding borrowings under the line of credit.

In February 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price of $20.375 per Share. Net proceeds from the offering of approximately $7,600,000 were used to reduce outstanding borrowings under the line of credit.

In March 1997, the Company amended its $150 million unsecured line of credit facility, extending the maturity date to March 1999 and reducing the interest rate to the lower of the lead bank's base rate of 1.50% over the London InterBank Offer Rate ("LIBOR") from the lower of the bank's base rate or 1.75% over LIBOR. In December 1997, the Company entered into a new line of credit facility with an expanded syndicate of banks, increasing the aggregate amount available from $150 million to $200 million, extending the maturity date to December 2000, and lowering the interest rate to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $100 million, a competitive bid rate solicited from the syndicate of banks. Based on the current credit ratings assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%.

The line of credit provides for the payment of a facility fee in the amount of $300,000 per annum. In the event the current credit ratings were downgraded by either Standard & Poor's or Moody's, the facility fee would increase to $500,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. The Company incurred an extraordinary loss on the prepayment of debt in the amount of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit. At December 31, 1997, the weighted average interest rate on the line of credit was 7.19%.

The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company believes it was in compliance with such covenants during 1997 and that such covenants will not adversely affect the Company's business or the operation of its properties.

In January 1998, the Company issued $100 million, 7.2%, ten-year unsecured Notes maturing on January 15, 2008. The proceeds from the offering were used to pay amounts outstanding under the line of credit.

Capital Strategy

Management believes that the Company's recent growth and operating performance have enhanced the Company's ability to raise further capital in the public markets. As indicated above, the Company has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of both equity and debt securities that it may issue pursuant to "shelf" registration statements. Further, by increasing the availability under the Company's line of credit to $200 million, while lowering the cost of borrowing funds under the line of credit, the Company is able to take advantage of growth opportunities on more favorable terms. However, there can be no assurance that further acquisitions will be made or that the acquisitions that are made will be on as economically advantageous terms to the Company as those made during 1997. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs or that the terms upon which the Company may be able to raise funds will be attractive or favorable to the Company or to its share owners.

At December 31, 1997, the Company was holding for sale One North State because the property does not fit with the Company's grocery-anchored community shopping center focus and the Company believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. Proceeds received from the sale of One North State would provide a significant source of capital and liquidity to the Company. Management currently expects to use the net proceeds from a sale to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers within the Company's target market and that are more in keeping with the Company's strategic focus. Proceeds received from such sale may also be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties. There can be no assurance that a sale will be completed, or that if a sale is completed, the net proceeds will be redeployed into investments with favorable economic conditions.

Year 2000 Issues

The Company conducts its business primarily with commercial software provided by third party vendors. After an analysis of the Company's exposure to the impact of year 2000 issues, management believes that such commercial software is substantially year 2000 compliant, and that completion of the year 2000 compliance is not expected to have a material impact on the Company's business, operations or financial condition. Management is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally or any tenants, suppliers or others with whom the Company does business in particular would also be likely to affect the Company.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net income for 1997 totaled $25,127,000, or $1.15 per share, compared with $27,222,000, or $1.54 per share, for the prior year. Net income for 1996 included a gain of $9,379,000 on the sale of the Company's ground lease in Minneapolis. Net income for 1997 included a net gain of $7,438,000 on the sale of four non-core properties over the course of the year, a non-recurring charge of $3,415,000 for certain stock-based compensation, and an extraordinary charge of $4,631,000 for costs incurred in connection with the prepayment of the REMIC
Note in late November and the write-off of costs associated with the Company's former line of credit. Weighted average common shares outstanding were 21,776,146 for 1997 compared with 17,619,546 for the prior year. The increased shares primarily reflect the full year effect of a 2,875,000 share public offering completed in November 1996 and the public offerings of 1,290,000 shares completed in December 1997.

Property Specific Revenues and Expenses (in thousands of dollars)

During 1997, the Company acquired 25 shopping centers and sold four shopping centers. During 1996, the Company acquired sixteen properties, including fourteen properties in connection with the Tucker Acquisition in March 1996, and sold its interest in a ground lease.

                                                                                                         Properties
                                                                                        Acquisitions/     Held Both
                                                    1997        1996      Difference     Dispositions       Years
                                                    ----        ----      ----------     ------------       -----
Rental income                                     $96,115     $77,512      $18,603       $17,722         $   881
Operations, maintenance and management            $14,012     $12,949      $ 1,063       $ 2,171         $(1,108)
Real estate taxes                                 $18,398     $16,787      $ 1,611       $ 2,129         $  (518)
Depreciation and amortization                     $16,606     $13,286      $ 3,320       $ 2,769         $   551

Results attributable to acquisition and disposition activities

Rental income increased from $77,512,000 in 1996 to $96,115,000 in 1997, an increase of $18,603,000. Approximately $17,722,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $8,933,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996.

Operations, maintenance and management expense increased from $12,949,000 in 1996 to $14,012,000 in 1997, an increase of $1,063,000. Approximately $2,171,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $1,108,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996, partially offset by a $1,108,000 decrease for properties held both years.

Real estate taxes increased from $16,787,000 in 1996 to $18,398,000 in 1997, an increase of $1,611,000. Approximately $2,129,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $866,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996, partially offset by a $518,000 decrease for properties held both years.

Depreciation and amortization increased from $13,286,000 in 1996 to $16,606,000 in 1997, an increase of $3,320,000. Approximately $2,769,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $1,575,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996.

Results for properties fully operating throughout both years

The remaining increase in rental income of $881,000 was primarily attributable to increases at Har Mar Mall, Burning Tree Plaza and Crossroads Center aggregating $1,006,000, partially offset by a decrease at Westview Center of approximately $382,000. During the second half of 1996, the Company signed leases at Har Mar Mall for approximately 26,000 square feet, or 6% of the Center, contributing to an increase in 1997, since such leases were in place for the full year. Additionally, higher sales for certain tenants at Har Mar Mall contributed to an increase in percentage rents. The Best Buy store at Burning Tree Plaza was expanded by approximately 18,000 square feet in March 1997, contributing to the increased rental income at this property. The rental income increase at Crossroads Center was primarily due to an increase in occupancy.

Westview Center has continued to suffer from the vacancy of Burlington Coat Factory in 1994. Management actions with respect to the property included negotiating reductions in the assessed value of the property, resulting in a $438,000 reduction in the real estate tax expense in 1997, more than offsetting the reduction in rental income. Further, during 1997, the Company signed a 60,000 square-foot lease with Waccamaw Pottery, which commenced in October 1997. This lease is expected to contribute to increased rental income in 1998, resulting in an overall improvement in the performance of the property. New leases of 55,000 square feet with JC Penney at Commons of Chicago Ridge which commenced in June 1997, a 30,000 square-foot lease with OfficeMax at Grandview Plaza which commenced in December 1997, a 73,000 square-foot lease with Regal Cinemas at Rollins Crossing estimated to commence in October 1998, and a 71,000 square-foot lease with Jewel/Osco at Commons of Crystal Lake estimated to commence in July 1998 are expected to contribute to increased rental income in 1998.

In July 1997, Montgomery Ward & Co., Incorporated filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, announcing its intention to close its 111,000 square-foot store at Heritage Square prior to December 31, 1997. Although the tenant has not rejected its lease, such rejection is expected during 1998, resulting in a reduction in rental income at this property. In January 1998, HomePlace filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the tenant has not rejected its lease for 54,000 square feet at Har Mar Mall or notified the Company of its intent to close the store, a vacancy of HomePlace would result in a reduction in rental income at this property.

The remaining decrease in operations, maintenance and management expense of $1,108,000 was primarily attributable to decreases at Rivercrest Center, Har Mar Mall, Westview Center and Crossroads Shopping Center, aggregating approximately $947,000. The overall decreases were attributable to reductions in bad debt expense, as well as snow removal due to a harsh winter in 1996.

The remaining decrease in real estate taxes of $518,000 was primarily attributable to the aforementioned reduction at Westview Center as well as a decrease of approximately $150,000 at Rivercrest Center.

The remaining increase in depreciation and amortization of $551,000 was attributable to new construction and leasing at Burning Tree Plaza and Sun Ray Shopping Center as well as new tenancies at various other locations.

Non-Property Specific Expenses

Mortgage and other interest increased from $13,404,000 in 1996 to $16,562,000 in 1997. Interest expense on the line of credit, net of amounts capitalized, increased from $5,666,000 to $6,605,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of drawing approximately $138 million for the acquisition activity during 1997, partially offset by lower borrowing rates negotiated through the amendment and subsequent replacement of the previous $150 million line of credit with a new $200 million line of credit. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 7.48% in 1997 from 7.84% during 1996. Mortgage interest expense increased from $7,738,000 in 1996 to $9,221,000 in 1997, primarily due to a longer interest period in 1997 on the REMIC Note assumed in the Tucker Acquisition in March 1996, but also due to the assumption of $26,677,000 in mortgage indebtedness in connection with the acquisition of four shopping centers during 1997. The weighted average interest rate on mortgage debt outstanding at December 31, 1997 was 8.18%. Mortgage and other interest in 1997 also includes $736,000 on $100 million of 7% unsecured Notes issued in November 1997. The proceeds from the issuance were used to prepay the 7.23% REMIC Note.

The Company incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit, and incurred an extraordinary loss on the prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee, in connection with the prepayment of the REMIC Note.

General and administrative expenses increased from $3,532,000 in 1996 to $5,123,000 in 1997. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker Acquisition the Company reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities. In addition, the acquisition of 25 properties during 1997 has required an increase in personnel to manage the additional workload. The increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions which are not consummated. The aforementioned reorganization and acquisition activities have resulted in an increase in payroll and other general and administrative expenses.

During 1997, after working with an independent compensation consultant, the Board of Directors terminated the Company's Superior Performance Incentive Plan and substituted an award of approximately 115,000 shares of the Company's common stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in the Company's 1997 financial statements.

In connection with the Company's stated objective to focus on the Midwest, the Company relocated its headquarters from Boston, Massachusetts (where the Company was founded in 1961) to Northbrook, Illinois. As a result of the headquarters move, the Company incurred a one-time relocation charge of $409,000 during 1996.

During 1996, the Company incurred a charge of $344,000, consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker Acquisition.

1996 Compared to 1995

During 1996, the Company acquired sixteen properties, including fourteen properties in connection with the Tucker Acquisition, and sold its interest in a ground lease. Including operations for the newly acquired properties and the gain on sale of $9,379,000, net income increased from $8,431,000 in 1995 to $27,222,000 in 1996. Excluding the gain on sale, net income increased approximately 112%, from $8,431,000 to $17,843,000. On a per share basis, excluding the gain on sale of property, net income increased 18.8% from $0.85 per share to $1.01 per share. Per share amounts reflect weighted average shares outstanding of 17,619,546 in 1996 and 9,863,767 in 1995. The increased shares primarily reflect the 7,428,157 shares issued in connection with the Tucker Acquisition in March 1996 and the 2,875,000 share public offering completed in November 1996.

Property Specific Revenues and Expenses (in thousands of dollars)

                                                                                       Acquisitions/     Properties Held
                                               1996        1995        Difference      Dispositions         Both Years
                                               ----        ----        ----------      ------------      ---------------
Rental income                                $77,512      $36,405       $41,107           $41,443             $(336)
Operations, maintenance and management       $12,949      $ 5,858       $ 7,091           $ 6,432             $ 659
Real estate taxes                            $16,787      $ 8,726       $ 8,061           $ 8,346             $(285)
Depreciation and amortization                $13,286      $ 7,317       $ 5,969           $ 5,463             $ 506

Results attributable to acquisition and disposition activities

Rental income increased from $36,405,000 in 1995 to $77,512,000 in 1996, an increase of $41,107,000. Approximately $42,279,000 of the net increase was attributable to the Company's acquisition activities, partially offset by approximately $836,000 attributable to disposition activities.

Other income increased from $167,000 in 1995 to $1,327,000 in 1996. The increase was partially a result of income received from a sales tax sharing agreement at Rollins Crossing, one of the properties acquired from Tucker. In addition, interest income earned on the Company's cash and escrow balances increased due to an increase in the weighted average daily balances, including, since the acquisition of Tucker, approximately $3,600,000 held in various escrow accounts in accordance with the $100 million REMIC Note assumed in the Tucker Acquisition.

Operations, maintenance and management expense increased from $5,858,000 in 1995 to $12,949,000 in 1996. Approximately $6,432,000 of the increase was attributable to the Company's acquisition activities.

Real estate taxes increased from $8,726,000 in 1995 to $16,787,000 in 1996. Approximately $8,346,000 of the increase was attributable to the Company's acquisition activities.

Depreciation and amortization increased from $7,317,000 in 1995 to $13,286,000 in 1996, an increase of $5,969,000. Approximately $5,463,000 of the increase was attributable to the Company's acquisition and disposition activities.

Results for properties fully operating throughout both years

The remaining decrease in rental income of approximately $336,000 was attributable to decreases at Westview Shopping Center and Grandview Plaza in the aggregate of $1,115,000, partially offset by increases in rental income at Har Mar Mall, Burning Tree Plaza and Rivercrest Shopping Center of approximately $712,000 in the aggregate. Westview Shopping Center continued to suffer from the vacancy of Burlington Coat Factory in 1994. However, as a result of management's efforts to reduce real estate taxes at the property, the Company negotiated a decrease in the assessed value of the property, and received a tax abatement during 1996 resulting in a decrease in real estate tax expense of approximately $669,000, more than offsetting the decrease in rental income. The increase in rental income at Har Mar Mall was primarily attributable to a full year's rental income from Barnes & Noble Superstore and HomePlace. During the second half of 1996, the Company also signed leases at Har Mar Mall for approximately 26,000 square feet, or 6% of the Center, contributing to the increase. The increase in rental income at Rivercrest Shopping Center was primarily the result of an increase in real estate tax reimbursements.

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

Non-Property Specific Expenses

Mortgage and other interest increased from $4,705,000 in 1995 to $13,404,000 in 1996. Interest expense on the line of credit, net of amounts capitalized, increased from $2,011,000 to $5,666,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of paying off Tucker's secured line of credit with the Company's unsecured line of credit in March 1996, and the repayment of three mortgages secured by Sun Ray Shopping Center for approximately $12,300,000 with cash drawn on the line of credit. The weighted average interest rate on the mortgage notes secured by Sun Ray Shopping Center was 10.53%. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 7.84% in 1996 from 8.00% in 1995. Mortgage interest expense increased from $2,694,000 in 1995 to $7,738,000 in 1996, primarily the result of the Company's assumption of the $100,000,000 REMIC Note in connection with the Tucker Acquisition. The effective rate on the REMIC is 7.23% and mortgage interest on the REMIC was approximately $5,729,000 during 1996. The increase in mortgage interest expense was partially offset by a decrease attributable to the repayment of three mortgage notes secured by Sun Ray Shopping Center.

General and administrative expenses increased from $1,535,000 in 1995 to $3,532,000 in 1996. Following the Tucker Acquisition, the Company reorganized its internal operations to function by disciplines rather than geography, adding executive management for leasing, asset management and acquisition activities, completing the internalization of property management and leasing functions and increasing the number of employees from 16 at December 31, 1995, to 81 at December 31, 1996. In addition, as a result of its headquarters move from Boston, Massachusetts to Northbrook, Illinois, the Company incurred a one-time relocation charge of $409,000 in 1996.

During 1996, the Company incurred a charge of $344,000, consisting of deferred financing costs related to the Company's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Company chose not to pursue due to the efforts required to finalize the Tucker transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Schedule later in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 4.A. under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information under the headings "Information Regarding Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item 11 is hereby incorporated by reference to the information under the headings "Compensation of Directors and Executive Officers," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements" and "Share Performance Graph" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Beneficial Ownership of Shares" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) The following documents are filed as part of this Report:

(1) and (2) The Financial Statements and Schedules required by Item 8 are listed in the Index to Financial Statements and Schedules following the signatures to this Report.

(3) The following exhibits (listed according to the exhibit index set forth in the instructions to Item 601 of Regulation S-K), are a part of this Report.

     Exhibit No.     Description                                                                    Page
     -----------     -----------                                                                    ----
         3.1         Articles of Amendment and Restatement of Bradley Real Estate, Inc.,            N/A
                     incorporated by reference to Exhibit 3.1 of the Company's Current
                     Report on Form 8-K dated October 17, 1994.

         3.2         Articles of Merger between Bradley Real Estate Trust and Bradley Real          N/A
                     Estate, Inc., incorporated by reference to Exhibit 3.2 of the
                     Company's Current Report on Form 8-K dated October 17, 1994.

         3.3         Articles of Merger between Tucker Properties Corporation and Bradley           N/A
                     Real Estate, Inc., incorporated by reference to Exhibit 3.3 of the
                     Company's Annual Report on Form 10-K dated March 25, 1996.

         3.4         By-laws of Bradley Real Estate, Inc., incorporated by reference to             N/A
                     Exhibit 3.3 of the Company's Current Report on Form 8-K dated October
                     17, 1994.

     4.1       Form of stock certificate for shares of Common Stock of Bradley                  N/A
               Real N/A Estate, Inc., incorporated by reference to Exhibit
               4.1 of the Company's Current Report on Form 8-K dated October 17,
               1994.

    4.2.1      Text of Indenture dated as of November 24, 1997 by and between                   N/A
               Bradley Operating Limited Partnership and LaSalle National
               Bank relating to the Senior Debt Securities of Bradley Operating
               Limited Partnership, incorporated by reference to Exhibit 4.1 to
               Bradley Operating Limited Partnership's Registration Statement on
               Form S-3 (File No. 333-36577) dated September 26, 1997.

    4.2.2      Definitive Supplemental Indenture No. 1 dated as of November 24,                 N/A
               1997 between Bradley Operating Limited Partnership and
               LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form
               8-K dated November 24, 1997.

    4.2.3      Definitive Supplemental Indenture No. 2 dated as of January 28,                  N/A
               1998 between Bradley Operating Limited Partnership and
               LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form
               8-K dated January 28, 1998.

     10.1      Second Amended and Restated Agreement of Limited Partnership of                  N/A
               Bradley Operating Limited Partnership dated as of September
               2, 1997, incorporated by reference to Exhibit 3.1 of Bradley
               Operating Limited Partnership's Registration Statement on Form 10
               dated September 8, 1997.

   10.2.1      Unsecured Revolving Credit Agreement dated as of December 23,                    N/A
               1997 among Bradley Operating Limited Partnership, as Borrower and
               The First National Bank of Chicago, BankBoston, N.A. and
               certain other banks, as Lenders, and The First National Bank of
               Chicago, as Administrative Agent and BankBoston, N.A., as
               Documentation Agent and Bank of America National Trust & Savings
               Association and Fleet National Bank as Co-Agents, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form
               8-K dated December 19, 1997.

   10.2.2      Form of Guaranty made as of December 23, 1997 by Bradley                         N/A
               Financing Partnership and Bradley Real Estate, Inc. for the
               benefit of The First National Bank of Chicago, incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form
               8-K dated December 19, 1997.

    10.3       1993 Stock Option and Incentive Plan, as amended and restated on                 N/A
               September 9, 1996, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K405 dated March 19,
               1997.

    21.1*      Subsidiaries of the Company.                                                      37

    23.1*      Consent of KPMG Peat Marwick LLP (regarding Form S-3 and Form S-8                 38
               Registration Statements).

    27.1*      Financial Data Schedule                                                           39

----------------
*Filed herewith.


(b)  Reports on Form 8-K
     -------------------

The following Forms 8-K were filed during the period October 1, 1997 through December 31, 1997:

     1)   September 30, 1997 (filed October 6, 1997), reporting in Item 5. and
          Item 7., a combined financial statement, consistent with Regulation
          S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition costs of a series of properties acquired during the period January 1, 1997 through September 30, 1997, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1996.

     2) October 10, 1997 (filed October 17, 1997), reporting in Item 5., receipt of Montgomery Ward notice of intention to close store at Naperville, Illinois.

     3)   October 22, 1997 (filed October 22, 1997), reporting in Item 5. and
          Item 7., Underwriting Agreement with PaineWebber Incorporated relating to sale of Common Stock.

     4) November 24, 1997 (filed November 24, 1997), reporting in Item 5., the issuance by Bradley Operating Limited Partnership of $100,000,000 7%
          Notes due 2004.

     5) December 1, 1997 (filed December 1, 1997), reporting in Item 5., the public offering of 990,000 shares of Common Stock.

     6)   December 8, 1997 (filed December 8, 1997), reporting in Item 5. and
          Item 7., an Underwriting Agreement with C.E. Unterberg, Towbin relating to a public offering of 300,000 shares of Common Stock.

     7)   December 19, 1997 (filed December 31, 1997), reporting in Item 5. and
          Item 7., a combined financial statement, consistent with Regulation
          S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition costs of a series of properties acquired during the period January 1, 1997 through September 30, 1997, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1996.

The following Forms 8-K were filed with respect to events subsequent to December
31, 1997:

     1)   January 28, 1998 (filed January 28, 1998), reporting in Item 5. and
          Item 7., the issuance by Bradley Operating Limited Partnership of
          $100,000,000 7.2% Notes due 2008.

     2)   February 18, 1998 (filed February 20, 1998), reporting in Item 5., an
          Underwriting Agreement with A.G. Edwards & Sons, Inc. relating to a public offering of 392,638 shares of Common Stock.

                                      35

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March 1998.

                                        BRADLEY REAL ESTATE, INC.


                                        by: /s/ Thomas P. D'Arcy
                                           ----------------------------
                                            Thomas P. D'Arcy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ Thomas P. D'Arcy                                                                 March 19, 1998
     ------------------------------------------------------------------                      --------------
     Thomas P. D'Arcy, President, CEO and Director

        /s/ Irving E. Lingo, Jr.                                                             March 19, 1998
     ------------------------------------------------------------------                      --------------
     Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

        /s/ David M. Garfinkle                                                               March 19, 1998
     ------------------------------------------------------------------                      --------------
     David M. Garfinkle, Controller

        /s/ Stephen G. Kasnet                                                                March 19, 1998
     ------------------------------------------------------------------                      --------------
     Stephen G. Kasnet, Director

        /s/ W. Nicholas Thorndike                                                            March 19, 1998
     ------------------------------------------------------------------                      --------------
     W. Nicholas Thorndike, Director

        /s/ William L. Brown                                                                 March 19, 1998
     ------------------------------------------------------------------                      --------------
     William L. Brown, Director

        /s/ Paul G. Kirk, Jr.                                                                March 19, 1998
     ------------------------------------------------------------------                      --------------
     Paul G. Kirk, Jr., Director

        /s/ Joseph E. Hakim                                                                  March 19, 1998
     ------------------------------------------------------------------                      --------------
     Joseph E. Hakim, Director

        /s/ A. Robert Towbin                                                                 March 19, 1998
     ------------------------------------------------------------------                      --------------
     A. Robert Towbin, Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                PAGE
Report of Independent Auditors for the years ended
December 31, 1997, 1996 and 1995                                  F2

Financial Statements

  Consolidated Balance Sheets - December 31, 1997 and 1996        F3

  For the years ended December 31, 1997, 1996 and 1995:

  Consolidated Statements of Income                               F4

  Consolidated Statements of Changes in Share Owners' Equity      F5

  Consolidated Statements of Cash Flows                           F6

  Notes to Financial Statements                                   F7

Schedule

  Schedule III - Real Estate and Accumulated Depreciation        F21


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bradley Real Estate, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG PEAT MARWICK LLP


Chicago, Illinois
January 28, 1998

                                      F2

                           BRADLEY REAL ESTATE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                              1997            1996
                                                                                           -----------------------------
ASSETS

Real estate investments - at cost                                                          $626,247,000    $490,133,000
Accumulated depreciation and amortization                                                   (40,574,000)    (30,670,000)
                                                                                           ------------    ------------

Net real estate investments                                                                 585,673,000     459,463,000

Real estate investments held for sale                                                        52,692,000      10,285,000

Other assets:
 Cash and cash equivalents                                                                    4,747,000       7,462,000
 Rents and other receivables, net of allowance for doubtful accounts of
  $2,438,000 for 1997 and $1,636,000 for 1996                                                13,038,000       9,543,000
 Deferred charges, net and other assets                                                      12,641,000      15,531,000
                                                                                           ------------    ------------
Total assets
                                                                                           $668,791,000    $502,284,000
                                                                                           ============    ============

LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                                               51,227,000     125,394,000
Unsecured notes payable                                                                      99,783,000               -
Line of credit                                                                              151,700,000      63,500,000
Accounts payable, accrued expenses and other liabilities                                     25,086,000      19,505,000
                                                                                           ------------    ------------

Total liabilities                                                                           327,796,000     208,399,000
                                                                                           ------------    ------------

Minority interest                                                                            21,170,000       4,160,000
                                                                                           ------------    ------------

Share Owners' equity:
 Shares of preferred stock, par value $.01 per share:
  Authorized 20,000,000 shares; 0 shares issued and outstanding                                       -               -
 Shares of common stock, par value $.01 per share:
  Authorized 80,000,000 shares; issued and outstanding 22,999,120 and
  21,658,790 shares at December 31, 1997 and 1996, respectively                                 230,000         217,000
 Shares of excess stock, par value $.01 per share:
  Authorized 50,000,000 shares; 0 shares issued and outstanding                                       -               -
 Additional paid-in capital                                                                 333,222,000     298,875,000
 Distributions in excess of accumulated earnings                                            (13,627,000)     (9,367,000)
                                                                                           ------------    ------------

Total share owners' equity                                                                  319,825,000     289,725,000
                                                                                           ------------    ------------
Total liabilities and share owners' equity                                                 $668,791,000    $502,284,000
                                                                                           ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                      F3

                           BRADLEY REAL ESTATE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended December 31,
                                                         1997                 1996               1995
                                                      ---------------------------------------------------
INCOME:

 Rental income                                        $96,115,000          $77,512,000        $36,405,000
 Other income                                           1,437,000            1,327,000            167,000
                                                      -----------          -----------        -----------
                                                       97,552,000           78,839,000         36,572,000
                                                      -----------          -----------        -----------
EXPENSES:

 Operations, maintenance and management                14,012,000           12,949,000          5,858,000
 Real estate taxes                                     18,398,000           16,787,000          8,726,000
 Mortgage and other interest                           16,562,000           13,404,000          4,705,000
 General and administrative                             5,123,000            3,532,000          1,535,000
 Non-recurring stock-based compensation                 3,415,000                    -                  -
 Corporate office relocation                                    -              409,000                  -
 Write-off of deferred financing and
  acquisition costs                                             -              344,000                  -
 Depreciation and amortization                         16,606,000           13,286,000          7,317,000
                                                      -----------          -----------        -----------
                                                       74,116,000           60,711,000         28,141,000
                                                      -----------          -----------        -----------

Income before net gain on sale of properties
 and extraordinary item                                23,436,000           18,128,000          8,431,000
Net gain on sale of properties                          7,438,000            9,379,000                  -
                                                      -----------          -----------        -----------
Income before extraordinary item and
 allocation to minority interest                       30,874,000           27,507,000          8,431,000
Income allocated to minority interest                  (1,116,000)            (285,000)                 -
                                                      -----------          -----------        -----------
Income before extraordinary item                       29,758,000           27,222,000          8,431,000
Extraordinary loss on prepayment of debt,
 net of minority interest                              (4,631,000)                   -                  -
                                                      -----------          -----------        -----------

Net income                                            $25,127,000          $27,222,000        $ 8,431,000
                                                      ===========          ===========        ===========

Weighted average shares outstanding                    21,776,146           17,619,546          9,863,767

Basic earnings per common share:
 Income before extraordinary item                     $      1.36          $      1.54        $      0.85
 Extraordinary loss on prepayment of
  debt, net of minority interest                            (0.21)                   -                  -
                                                      -----------          -----------        -----------
 Net income                                           $      1.15          $      1.54        $      0.85
                                                      ===========          ===========        ===========

Diluted earnings per common share:
 Income before extraordinary item                     $      1.36          $      1.54        $      0.85
 Extraordinary loss on prepayment of
  debt, net of minority interest                            (0.21)                   -                  -
                                                      -----------          -----------        -----------
 Net income                                           $      1.15          $      1.54        $      0.85
                                                      ===========          ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                      F4

                           BRADLEY REAL ESTATE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY

                                                                                                         Retained Earnings
                                                                                                         (Distributions in
                                                                                                             Excess of
                                                                                  Additional Paid-In        Accumulated
                                                          Shares at Par Value         Capital                Earnings)
                                                          --------------------------------------------------------------------------
Balance at December 31, 1994                                   $ 82,000               $103,251,000          $ (8,754,000)
 Net income                                                           -                          -             8,431,000
 Cash distributions ($1.32 per share)                                 -                          -           (13,098,000)
 Issuance of stock, net of offering costs of $2,595,000          30,000                 45,394,000                     -
 Dividend reinvestment participation                                  -                    251,000                     -
 Exercise of stock options                                            -                    128,000                     -
 Reorganization costs                                                 -                   (617,000)                    -
                                                               --------               ------------         -------------
Balance at December 31, 1995                                    112,000                148,407,000           (13,421,000)
 Net income                                                           -                          -            27,222,000
 Cash distributions ($1.32 per share)                                 -                          -           (23,168,000)
 Shares issued to acquire Tucker Properties Corporation          75,000                103,623,000                     -
 Issuance of stock, net of offering costs of $2,618,000          29,000                 44,822,000                     -
 Dividend reinvestment participation                                  -                    196,000                     -
 Exercise of stock options                                        1,000                  1,617,000                     -
 Reallocation of minority interest                                    -                    158,000                     -
 Shares issued in exchange for Limited Partnership units              -                     52,000                     -
                                                               --------               ------------         -------------
Balance at December 31, 1996                                    217,000                298,875,000            (9,367,000)
 Net income                                                           -                          -            25,127,000
 Cash distributions ($1.34 per share)                                 -                          -           (29,387,000)
 Issuance of stock, net of offering costs of $449,000            13,000                 24,879,000                     -
 Dividend reinvestment participation                                  -                    770,000                     -
 Exercise of stock options                                            -                    173,000                     -
 Reallocation of minority interest                                    -                  6,093,000                     -
 Shares issued in exchange for Limited Partnership units              -                     17,000                     -
 Non-recurring stock-based compensation                               -                  2,415,000                     -
                                                               --------               ------------         -------------
Balance at December 31, 1997                                   $230,000               $333,222,000          $(13,627,000)
                                                               ========               ============         =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                       F5

                           BRADLEY REAL ESTATE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                                 1997               1996               1995
                                                                            ---------------------------------------------------
Cash flows from operating activities:
 Net income                                                                 $  25,127,000      $  27,222,000       $  8,431,000
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               16,606,000         13,286,000          7,317,000
   Extraordinary loss on prepayment of debt, net of minority interest           4,631,000                  -                  -
   Non-recurring stock-based compensation                                       3,415,000                  -                  -
   Net gain on sale of properties                                              (7,438,000)        (9,379,000)                 -
   Write-off of deferred financing and acquisition costs                                -            344,000                  -
   Income allocated to minority interest                                        1,116,000            285,000                  -

Change in operating assets and liabilities, net of the effect of the
 Tucker acquisition in 1996:
 (Increase) decrease in rents and other receivables                            (3,629,000)         1,659,000         (2,895,000)
 Increase in accounts payable, accrued expenses and other liabilities           3,639,000            512,000            362,000
 (Increase) decrease in deferred charges                                        1,360,000         (2,296,000)          (482,000)
                                                                            -------------      -------------       ------------
  Net cash provided by operating activities                                    44,827,000         31,633,000         12,733,000
                                                                            -------------      -------------       ------------
Cash flows from investing activities:
 Expenditures for real estate investments                                    (137,945,000)        (9,088,000)                 -
 Expenditures for capital improvements                                         (9,985,000)        (9,642,000)        (9,410,000)
 Purchase of Tucker, net of cash acquired                                               -         (2,130,000)                 -
 Net proceeds from sale of properties                                          25,281,000                  -                  -
 Excess proceeds from like-kind exchange of properties                                  -          4,145,000                  -
 Decrease in investing - related deferred charges                                       -                  -            106,000
 Expenditures for purchase of advisory business                                         -                  -           (649,000)
                                                                            -------------      -------------       ------------
  Net cash used in investing activities                                      (122,649,000)       (16,715,000)        (9,953,000)
                                                                            -------------      -------------       ------------
Cash flows from financing activities:
 Borrowings from lines of credit                                              148,600,000        132,500,000         15,300,000
 Payments under lines of credit                                               (60,400,000)      (129,708,000)       (39,700,000)
 Proceeds from issuance of unsecured notes payable                             99,780,000                  -                  -
 Expenditures for financing costs                                              (3,104,000)        (1,468,000)                 -
 Prepayment of mortgage loans                                                (100,000,000)       (32,234,000)        (4,712,000)
 Payments associated with prepayment of debt                                   (4,444,000)                 -                  -
 Distributions paid                                                           (29,387,000)       (23,168,000)       (13,098,000)
 Distributions to minority interest holders                                    (1,117,000)          (309,000)                 -
 Proceeds from public offerings, net                                           24,892,000         44,851,000         40,508,000
 Proceeds from exercise of stock options                                          173,000          1,618,000            128,000
 Principal payments on mortgage loans                                            (656,000)          (431,000)          (336,000)
 Reorganization costs                                                                   -                  -           (617,000)
 Proceeds from shares issued under dividend reinvestment plan                     770,000            196,000            251,000
                                                                            -------------      -------------       ------------
  Net cash provided by (used in) financing activities                          75,107,000         (8,153,000)        (2,276,000)
                                                                            -------------      -------------       ------------
Net increase (decrease) in cash and cash equivalents                           (2,715,000)         6,765,000            504,000

Cash and cash equivalents:
 Beginning of year                                                              7,462,000            697,000            193,000
                                                                            -------------      -------------       ------------
 End of year
                                                                            $   4,747,000      $   7,462,000       $    697,000
                                                                            =============      =============       ============
Supplemental cash flow information:
 Interest paid, net of amount capitalized                                   $  15,623,000      $  13,366,000       $  4,854,000
                                                                            =============      =============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                       F6

                           BRADLEY REAL ESTATE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Bradley Real Estate, Inc. ("Bradley" or the "Company") is the nation's oldest continuously qualified real estate investment trust ("REIT"). Organized in 1961, the Company focuses on the ownership and operation of community and neighborhood shopping centers primarily located in the midwestern United States. As of December 31, 1997, the Company owned 53 properties (52 shopping centers and one office/retail property) in 11 states, aggregating over 10.1 million square feet of rentable space, substantially all of which are located in Midwest markets making the Company one of the leading owners of community and neighborhood shopping centers in this region. The Company's shopping centers have a diverse tenant mix dominated by supermarkets, drug stores and other consumer necessity or value-oriented retailers.

Bradley Operating Limited Partnership ("BOLP") is the entity through which the Company, a self-administered and self-managed REIT, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Bradley currently owns an approximately 94% economic interest in and is the sole general partner of BOLP. This structure is commonly referred to as an umbrella partnership REIT, or "UPREIT." Economic interests in BOLP are evidenced by units of partnership interest ("Units") with the interest of the general partner evidenced by general partner units ("GP Units"). The interests of persons who have contributed direct or indirect interests in certain properties to BOLP are evidenced by limited partner units ("LP Units"). Each LP Unit is designed to provide distributions to the holder that are equal to the distributions paid on each share of Bradley common stock; and each LP Unit is redeemable (subject to certain limitations) by the holder for the cash equivalent at the time of redemption of one share of Bradley common stock or, at Bradley's option, for one share of Bradley common stock. Under the Partnership Agreement, whenever Bradley issues any shares of its common stock, it contributes the proceeds to BOLP, and concurrently the number of GP Units held by Bradley is increased by the number of newly issued shares, such that the number of GP Units is at all times equal to the number of outstanding shares of Bradley common stock.

As used herein, the "Company" refers to Bradley Real Estate, Inc. and its subsidiaries on a consolidated basis (including BOLP) or, where the context so requires, Bradley Real Estate, Inc. only.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

The consolidated financial statements of the Company include the accounts and operations of the Company, BOLP, Bradley Financing Partnership (a general partnership of which BOLP owns 99% and a wholly-owned corporate subsidiary owns the remaining 1%), and the general partnership interest in the joint venture that owns Williamson Square Shopping Center which is held through BOLP. Due to the Company's ability as general partner to directly or indirectly control each of these subsidiaries, each is consolidated for financial reporting purposes.

Upon the acquisition of Tucker Properties Corporation ("Tucker") in 1996, the limited partners in Tucker Operating Limited Partnership ("TOP"), in which Tucker had a 95.9% general partnership interest, received 314,739 LP Units in BOLP in exchange for their limited partnership units in TOP. During 1997, 1,212,630 LP Units were issued in connection with the acquisition of four shopping centers. The LP Units are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. During 1997 and 1996, 1,238 LP Units and 3,738 LP Units, respectively, were converted to common shares, leaving 1,522,393 LP Units outstanding at December 31, 1997, compared with 311,001 LP Units outstanding at December 31, 1996.

Rents and Other Receivables
---------------------------

Management has determined that all of the Company's leases with its various tenants are operating leases. Revenues for such leases are recognized using the straight-line method over the remaining term of the leases.

                                       F7

Real Estate Investments
-----------------------

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:


          Buildings                           31.5 - 39 years
          Improvements and alterations           1 - 39 years

Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $2,604,000, $2,056,000, and $874,000 for 1997, 1996 and 1995,
respectively.

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $30,000, $150,000, and $137,000 in 1997, 1996 and 1995, respectively.

The Company has adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121") effective January 1, 1996. This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Real Estate Investments Held for Sale
-------------------------------------

Real estate investments held for sale are carried at the lower of cost or the fair value less cost to sell. Depreciation and amortization are suspended during the sale period.

Cash Equivalents
----------------

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

Derivative Financial Instruments
--------------------------------

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

                                       F8

Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128") which supersedes APB Opinion No. 15, "Earnings Per Share." Statement No. 128 replaces the presentation of "primary EPS," which the Company has historically presented, with a presentation of "basic EPS," and replaces the presentation of "fully diluted EPS," which the Company has not been required to present due to the immaterial difference from primary EPS, with "diluted EPS." Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Thus, the Company adopted Statement No. 128 and has included the required presentation and disclosures in the accompanying financial statements, including a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, as follows:

                                                                        Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                    1997                        1996                                  1995
                                    -------------------------------   ------------------------------  ------------------------------
                                                              Per-                             Per-                            Per-
                                     Numerator   Denominator  Share   Numerator   Denominator  Share  Numerator   Denominator  Share
                                    -----------  -----------  -----  -----------  -----------  -----  ----------  -----------  -----
Basic EPS:
Income before extraordinary item    $29,758,000   21,776,146  $1.36  $27,222,000   17,619,546  $1.54  $8,431,000    9,863,767  $0.85

Effect of dilutive securities:
Stock options                                 -       42,451                   -       16,352                  -       11,977
Stock-based compensation                      -          315                   -            -                  -            -
Conversion of LP Units                1,116,000      799,938             285,000      249,888                  -            -
                                    -----------   ----------         -----------  -----------         ----------  -----------
Diluted EPS:
Income before extraordinary item    $30,874,000   22,618,850  $1.36  $27,507,000   17,885,786  $1.54  $8,431,000    9,875,744  $0.85
                                    ===========   ==========  =====  ===========  ===========  =====  ==========  ===========  =====

For the years ended December 31, 1997, 1996, and 1995, options to purchase 5,500, 40,000, and 55,751 shares of common stock, respectively, at prices ranging from $17.00 to $22.00 were outstanding during 1997, 1996, and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares.

Stock Option Plans
------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in Statement No. 123 had been applied. See Note 9 for the required disclosures.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During 1997, four shopping centers were acquired for $45,252,000, which included the issuance of 1,212,630 LP Units valued at $23,350,000. Also during 1997, the acquisition of four shopping centers included the assumption of $26,677,000 of non-recourse mortgage indebtedness.

                                       F9

The merger acquisition of Tucker on March 15, 1996 resulted in the following non-cash effect on the Company's balance sheet:

     Assets acquired                             $(310,443,000)
     Liabilities assumed                           204,615,000
     Capital stock issued, at $.01 par value            75,000
     Additional paid-in capital                    103,623,000
                                                 -------------

     Purchase of Tucker, net of cash acquired    $  (2,130,000)
                                                 =============

The like-kind exchange of Nicollet Avenue and Brookdale Square in March 1996, resulted in a decrease in other net operating assets of $1,649,000 and the Company assuming net operating liabilities of $173,000.

During 1997 and 1996, 1,238 and 3,738 shares of common stock, respectively, were issued in exchange for an equivalent number of LP Units held by the minority interest.

In 1995, the Company issued 325,000 shares of common stock having a value of $4,916,000 in connection with the acquisition of the REIT advisory business of its former advisor.

In 1995, a property was purchased for $5,261,000 which included the Company's assumption of $2,094,000 in non-recourse mortgages.

NOTE 4 - REAL ESTATE INVESTMENTS

The following is a summary of the Company's real estate investments that are held for lease at December 31:

                                                     1997             1996
                                                 ------------      ------------
Land                                             $124,890,000      $ 97,904,000
Buildings                                         436,389,000       332,671,000
Improvements and alterations                       64,124,000        55,041,000
Construction in progress                              844,000         4,517,000
                                                 ------------      ------------
                                                  626,247,000       490,133,000
Accumulated depreciation and amortization         (40,574,000)      (30,670,000)
                                                 ------------      ------------
                                                 $585,673,000      $459,463,000
                                                 ============      ============

During the second quarter of 1996, the Company placed for sale its Augusta Plaza, Hood Commons and 585 Boylston Street properties because such properties were not aligned with the Company's strategic property and market focus. The dispositions of these properties were completed during 1997. Additionally during 1997, the Company completed the sale of Meadows Town Mall, redeploying the proceeds from the sale toward the acquisitions of additional properties.
The net gains on the sales of Augusta Plaza, Hood Commons, and 585 Boylston Street were $826,000, $3,073,000, and $4,839,000, respectively. The net gain on sale of properties is presented net of a provision for the loss on the sale of Meadows Town Mall of $1,300,000, which represents the difference between the sales price, net of closing costs, and the carrying value of the property. At December 31, 1997, the Company was holding for sale One North State, the Company's only mixed use office/retail property. The disposition of this property is expected to be completed during 1998, although there can be no assurance that such disposition will occur. The results of operations for properties classified as held for sale as of December 31, 1997 and 1996, or sold during 1997, 1996 and 1995, were $8,585,000, $8,745,000, and $2,704,000, respectively.

The following table sets forth detail with respect to the properties with ownership interests held by the Company at December 31, 1997 (dollars in thousands). The aggregate cost of those properties for federal income tax purposes was approximately $672,759,000.

                                      F10


                       Initial cost to the Company                Gross amount carried at December 31, 1997
                       ---------------------------                -----------------------------------------
                                                   Capitalized                                                  Date      Lives on
                                     Buildings     Subsequent             Buildings                           Acquired     which
                                        and            to                    and                Accumulated      by     Depreciation
SHOPPING CENTERS            Land    Improvements   Acquisition    Land   Improvements   Total   Depreciation  Company   is Computed
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
--------
Commons of Chicago Ridge    $5,087    $15,113        $1,041      $5,087    $16,154     $21,241       $  706     1996       3 - 39
 and Annex
  Chicago Ridge, IL

Commons of Crystal Lake      3,546     20,093            58       3,546     20,151      23,697          924     1996       4 - 39
  Crystal Lake, IL

Crossroads Center            2,846      8,538           930       2,878      9,436      12,314        1,561     1992      1 - 31.5
  Fairview Heights, IL

Fairhills Shopping Center    2,031      4,982             -       2,031      4,982       7,013           64     1997         39
  Springfield, IL

Heritage Square              8,047     17,099             -       8,047     17,099      25,146          779     1996       1 - 39
  Naperville, IL

High Point Centre            2,969     16,822            65       2,969     16,887      19,856          757     1996      10 - 39
  Lombard, IL

Parkway Pointe                 799      3,197             -         799      3,197       3,996           41     1997         39
  Springfield, IL

Rivercrest Center            7,349     17,147         2,034       7,349     19,181      26,530        2,115     1994       6 - 39
  Crestwood, IL

Rollins Crossing             1,996      8,509           459       2,257      8,707      10,964          392     1996       9 - 39
  Round Lake Beach, IL

Sangamon Center North        1,952      7,809             2       1,952      7,811       9,763          100     1997       3 - 39
  Springfield, IL

Sheridan Village             2,841     19,010           206       2,841     19,216      22,057          900     1996       2 - 39
  Peoria, IL

Sterling Bazaar              2,120      4,480             -       2,120      4,480       6,600           19     1997         39
  Peoria, IL

Wardcliffe Center              478      1,841             -         478      1,841       2,319            8     1997         39
  Peoria, IL

Westview Center              6,417     14,973         3,800       6,404     18,786      25,190        2,247     1993       5 - 39
  Hanover Park, IL

INDIANA
-------
County Line Mall             5,244     11,066             -       5,244     11,066      16,310          118     1997         39
  Indianapolis, IN

Martin's Bittersweet Plaza     993      3,969             1         993      3,970       4,963          100     1997       9 - 39
  Mishawaka, IN

Speedway SuperCenter         6,098     34,555         2,182       6,410     36,425      42,835        1,609     1996       3 - 39
 and Outlots
  Speedway, IN

The Village Shopping         1,152      6,530           287       1,152      6,817       7,969          182     1996       3 - 39
 Center
  Gary, IN

Washington Lawndale          2,488     13,062           817       2,488     13,879      16,367          686     1996       4 - 39
 Commons
  Evansville, IN

                                      F11

                          Initial cost
                         to the Company                     Gross amount carried at December 31, 1997
                         --------------                     -----------------------------------------
                                              Capitalized                                                      Date      Lives on
                                Buildings     Subsequent             Buildings                               Acquired      which
                                  and             to                    and                  Accumulated        by      Depreciation
SHOPPING CENTERS       Land   Improvements    Acquisition   Land    Improvements    Total    Depreciation    Company    is Computed
------------------------------------------------------------------------------------------------------------------------------------
IOWA
----
Burlington Plaza West  $  838      $ 4,458         $    2   $  838       $ 4,460   $ 5,298         $   57      1997        3 - 39
 Burlington, IA

Davenport Retail        1,125        4,500              -    1,125         4,500     5,625             58      1997            39
 Davenport, IA

Holiday Plaza             437        2,338              9      437         2,347     2,784             31      1997        5 - 39
 Cedar Falls, IA

Parkwood Plaza          1,530        7,062            209    1,530         7,271     8,801             85      1997       10 - 39
 Urbandale, IA

Southgate Shopping
 Center                   721        4,441              -      721         4,441     5,162             10      1997            39
 Des Moines, IA

Spring Village            925        3,636              5      925         3,641     4,566             62      1997        3 - 39
 Davenport, IA

Warren Plaza            1,103        4,892             51    1,103         4,943     6,046            120      1997        4 - 39
 Dubuque, IA

KANSAS
------
Mid-State Plaza         1,435        3,349            212    1,435         3,561     4,996              8      1997        5 - 39
 Salina, KS

Santa Fe Square         1,999        7,089            242    1,999         7,331     9,330            184      1996        3 - 39
 Olathe, KS

Westchester Square      3,279        9,837             14    3,279         9,851    13,130             43      1997        3 - 39
 Lenexa, KS

KENTUCKY
--------
Stony Brook             3,106        9,319            174    3,121         9,478    12,599            450      1996        3 - 39
 Louisville, KY

MINNESOTA
---------
Brookdale Square        2,230        6,694             11    2,230         6,705     8,935            304      1996        5 - 39
 Brooklyn, MN

Burning Tree Plaza        609        3,744          5,829      609         9,573    10,182          1,262      1993        3 - 39
 Duluth, MN

Central Valu            1,445        7,097              -    1,445         7,097     8,542             15      1997            39
 Columbia Heights, MN

Elk Park                5,486       10,466              -    5,486        10,466    15,952             22      1997        2 - 39
 Elk River, MN

Har Mar Mall            6,551       15,263          8,841    6,786        23,869    30,655          3,957      1992        5 - 39
 Roseville, MN

Hub West Shopping
 Center                   757          345          4,165      757         4,510     5,267            828      1991     10 - 31.5
 Richfield, MN

Richfield Hub           3,000        5,390          5,207    3,000        10,597    13,597          3,229      1988        2 - 39
  Shopping Center
 Richfield, MN

                                      F12


                          Initial cost to the Company               Gross amount carried at December 31, 1997
                          ---------------------------              --------------------------------------------             Lives on
                                                                                                                              which
                                                       Capitalized                                                           Depre-
                                           Buildings   Subsequent               Buildings               Accu-      Date      ciation
                                              and         to                      and                  mulated    Acquired     is
                                            Improve-     Acqui-                 Improve-                Depre-       by       Comp-
SHOPPING CENTERS                  Land       ments       sition      Land        ments      Total      ciation    Company     uted
------------------------------------------------------------------------------------------------------------------------------------
MINNESOTA cont.
---------------
Roseville Center                $  1,405    $  4,040    $    23    $  1,405     $  4,063    $  5,468    $   104      1997     3 - 39
 Roseville, MN

Sun Ray Shopping Center               82       2,945     12,359          91       15,295      15,386      7,894      1961     1 - 33
 St. Paul, MN

Terrace Mall                         630       1,706      2,412         630        4,118       4,748        681      1993     4 - 39
 Robbinsdale, MN

Westview Valu                      2,629       6,133          -       2,629        6,133       8,762         13      1997         39
 West St. Paul, MN

Westwind Plaza                     1,949       5,547         76       1,949        5,623       7,572        464      1994     5 - 39
 Minnetonka, MN

White Bear Hills                     750       3,762        514         755        4,271       5,026        461      1993     3 - 39
 White Bear Lake, MN

MISSOURI
--------
Grandview Plaza                      414       2,205     15,116         427       17,308      17,735      5,059      1971     3 - 33
 Florissant, MO

Liberty Corners                    1,050       6,057          -       1,050        6,057       7,107         52      1997         39
 Liberty, MO

NEW MEXICO
----------
St. Francis Plaza                  1,578       3,683          -       1,578        3,683       5,261        252      1995     3 - 39
 Santa Fe, NM

SOUTH DAKOTA
------------
Baken Park                         2,388       7,002          -       2,388        7,002       9,390         15      1997     2 - 39
 Rapid City, SD

TENNESSEE
---------
Williamson Square                  2,570      14,561        287       2,570       14,848      17,418        737      1996     1 - 39
 Franklin, TN

WISCONSIN
---------
Madison Plaza                      2,014       6,121          -       2,014        6,121       8,135         54      1997     3 - 39
 Madison, WI

Mequon Pavilions                   2,761      15,647        125       2,761       15,772      18,533        720      1996     1 - 39
 Mequon, WI

Park Plaza                           982       4,020          -         982        4,020       5,002          9      1997         39
 Manitowoc, WI

Spring Mall                        1,790      12,317          -       1,790       12,317      14,107         26      1997         39
 Greenfield, WI                 --------    --------    -------    --------     --------    --------    -------

Total shopping centers          $124,021    $434,461    $67,765    $124,890     $501,357    $626,247    $40,574
                                --------    --------    -------    --------     --------    --------    -------

RETAIL/OFFICE BUILDING
----------------------
One North State                   16,765      37,317        466      16,947       37,601      54,548      1,856      1996
 Chicago, IL                    --------    --------    -------    --------     --------    --------    -------

Real estate investments held    $ 16,765    $ 37,317    $   466    $ 16,947     $ 37,601    $ 54,548    $ 1,856
  for sale                      --------    --------    -------    --------     --------    --------    -------

Total real estate investments   $140,786    $471,778    $68,231    $141,837     $538,958    $680,795    $42,430
                                ========    ========    =======    ========     ========    ========    =======

                                      F13

NOTE 5 - MORTGAGE LOANS, UNSECURED NOTES PAYABLE AND LINE OF CREDIT

Mortgage loans outstanding at December 31 consist of the following:

                                                                              1997               1996
                                                                           -----------       ------------
Mortgage loan secured by Richfield Hub Shopping Center, at 9.875%,
 maturing September 1998.                                                  $ 5,270,000       $  5,355,000

Mortgage loan secured by Hub West Shopping Center, at 9.875%,
 maturing September 1998.                                                    4,865,000         4,942,000

Mortgage loan secured by Martin's Bittersweet Plaza, at 8.875%,
 maturing June 2003.                                                         3,679,000                 -

Mortgage loan secured by Williamson Square, at 8.000%, maturing
 August 2005.                                                               12,709,000         12,902,000

Mortgage loan secured by Spring Mall, at 7.250%, maturing October 2006,
 including unamortized premium of $1,174,000.                                9,904,000                  -

Mortgage loan secured by Southgate Shopping Center, at 7.250%,
 maturing October 2007, including unamortized premium of $207,000.           3,159,000                  -

Mortgage loan secured by St. Francis Plaza, at 8.125%, maturing
 December 2008.                                                              1,845,000          1,945,000

Mortgage loan secured by Elk Park, at 7.640%, maturing August 2016.          9,796,000                  -

Mortgage note secured by six properties, at 7.230%, maturing
 September 2000, including unamortized premium of $250,000.                          -        100,250,000
                                                                           -----------       ------------
                                                                           $51,227,000       $125,394,000
                                                                           ===========       ============

The net book value of real estate pledged as collateral for loans was approximately $76,523,000 (see Note 4). The mortgage loans collateralized by Richfield Hub Shopping Center and Hub West Shopping Center are cross-collateralized.

In connection with the acquisition of Tucker, the Company assumed the obligations under a $100 million mortgage note with a fair value of $100,300,000 and an effective interest rate of 7.23% at the date of acquisition. The mortgage note, scheduled to mature September 2000, was secured by Commons of Crystal Lake, Heritage Square, Sheridan Village, Speedway SuperCenter (excluding Outlots), Washington Lawndale Commons and One North State. The mortgage note was issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). In September 1997, the Company filed a "shelf" registration statement under which BOLP may issue up to $300 million in unsecured non-convertible investment grade debt securities, giving the Company the flexibility to issue such debt securities from time to time when the Company determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During August 1997, Standard & Poor's Investment Services ("Standard & Poor's") assigned an investment grade corporate credit rating of "BBB-" to BOLP. In November 1997, Moody's Investors Service ("Moody's") assigned a prospective rating of "(P)Baa3" to the unissued "shelf" registration of debt securities filed by BOLP. On November 26, 1997, the Company prepaid the REMIC Note primarily with the proceeds of the offering by BOLP of $100 million of 7% unsecured Notes due November 15, 2004. The issue was rated "BBB-" by Standard & Poor's, and "Baa3" by Moody's. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended the Company's weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1997, net of the unamortized discount, was $99,783,000. The effective interest rate on the unsecured Notes is approximately 7.194%.

In December 1997, BOLP entered into a new $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston, replacing the previous $150 million unsecured line of credit. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $100 million, a competitive bid rate solicited

                                      F14
from the syndicate of banks. Based on BOLP's current credit rating assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%. Additionally, there is a facility fee currently equal to $300,000 per annum. In the event the current credit ratings were downgraded by either Standard & Poor's or Moody's, the facility fee would increase to $500,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. The line of credit is guaranteed by the Company and matures in December 2000. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. The Company incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit. At December 31, 1997, the weighted average interest rate on the line of credit was 7.19%. The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company believes it was in compliance with such covenants during 1997 and that such covenants will not adversely affect the Company's business or the operation of its properties.

The Company uses Treasury Note purchase agreements and interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt and to hedge interest rates in anticipation of issuing unsecured debt at a time when management believes interest rates are favorable, or at least desirable given the consequences of not hedging an interest rate while the Company is exposed to increases in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. At December 31, 1997, the Company was party to interest rate cap agreements which entitle the Company to receive on a quarterly basis, the amount, if any, by which the applicable three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount exceeds the applicable cap rate for the protected amount. The Company was also party to a swap agreement whereby the Company receives or makes quarterly payments based on the differential between the three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount and the applicable fixed swap rate for the protected amount.

The following summarizes the interest rate protection agreements outstanding at December 31, 1997:

                                                                         Effect on
       Notional          Maximum       Type of                           Interest        Fair Value
        Amount            Rate         Contract           Maturity        Expense     December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
    $ 43,000,000          6.00%          Swap           April 14, 1998   $118,000           $(31,000)
      40,000,000          7.50%           Cap           March 18, 1998          -                  -
      17,000,000          7.50%           Cap           April 11, 1998          -                  -
    ------------                                                         --------           --------
    $100,000,000                                                         $118,000           $(31,000)
    ============                                                         ========           ========

The aggregate unamortized cost of the interest rate protection agreements was $34,000 at December 31, 1997. Additionally, in anticipation of issuing unsecured debt in the first quarter of 1998, the Company entered into two Treasury Note purchase agreements with notional amounts of $37 million each, expiring March 2, 1998. The contracts were terminated at a cost of $3,798,000 as of January 23, 1998, the date upon which the Company priced a $100 million issuance of ten-year unsecured Notes (see Note 13). As of December 31, 1997, the fair value of the Treasury Note purchase agreements was a deficit of $2,942,000. The Company has treated the Treasury Note purchase agreements as hedges and, accordingly, the loss recognized upon termination of the Treasury Note purchase agreement will be deferred and amortized over the term of the underlying debt security as an adjustment to interest expense. The fair values of the interest rate protection agreements are estimated using option-pricing models that value the potential for the interest rate protection agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. The negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

Scheduled principal payments on debt outstanding at December 31, 1997 are as follows, after considering the effect of a $100 million debt issuance subsequent to year-end (see Note 13):

                   1998                      $ 10,991,000
                   1999                           918,000
                   2000                        53,372,000
                   2001                         1,060,000
                   2002                         1,140,000
                   Thereafter                 235,229,000
                                             ------------
                                             $302,710,000
                                             ============

                                      F15

NOTE 6 - RENTALS UNDER OPERATING LEASES

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1997 are as follows:

           1998                                   $ 74,370,000
           1999                                     68,813,000
           2000                                     62,083,000
           2001                                     55,549,000
           2002                                     47,168,000
           Later Years                             259,509,000
                                                  ------------
                                                  $567,492,000
                                                  ============

Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. Contingent rentals earned amounted to approximately $1,864,000, $1,397,000, and $1,083,000 in 1997, 1996 and 1995,
respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs, amounting to $25,253,000, $21,748,000, and $10,774,000 in 1997, 1996 and 1995, respectively.

No tenant accounted for as much as 10% of rental income in 1997, 1996 or 1995. One North State accounted for greater than 10% of the Company's rental income during 1997 and 1996.

NOTE 7 - INCOME TAXES

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). Under the Code, a qualifying REIT that distributes at least 95% of its ordinary taxable income to its share owners is entitled to a tax deduction in the amount of the distribution. In addition, qualifying REITs are permitted to deduct capital gain distributions in the determination of the tax on capital gains. The Company paid distributions to share owners aggregating $29,387,000, $23,168,000, and $13,098,000, in 1997,
1996, and 1995, respectively. The Company has determined that for federal income tax purposes approximately 57% of the distributions paid in 1997 were ordinary dividends, approximately 15% were a capital gain and approximately 28% were a return of capital; approximately 69% of the distributions paid in 1996 were ordinary dividends, approximately 17% were a capital gain and approximately 14% were a return of capital; and approximately 84% of the distributions paid in 1995 were ordinary dividends and approximately 16% were a return of capital.

NOTE 8 - SHARE OWNERS' EQUITY

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

In May 1997, the Company filed a "shelf" registration with the Securities and Exchange Commission to register $234,460,000 of equity securities that the Company may issue through underwriters or in privately negotiated transactions for cash from time to time.

On December 1, 1997, the Company completed an offering of 990,000 shares of its common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering, $19,166,000 (net of offering costs of $376,000), were used to reduce outstanding indebtedness under the line of credit. The shares were sold under a Forward Equity Program entered into with PaineWebber Incorporated ("PaineWebber") on October 21, 1997, pursuant to which the Company has the right, until April 21, 1998, to sell shares of its common stock with an aggregate value up to $60 million to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction. The Company completed an additional offering of 300,000 shares of its common stock on December 10, 1997 through C.E. Unterberg, Towbin at a price to the public of $20.50 per share, leaving

                                      F16

$209,013,000 available under the "shelf" registration. Net proceeds from the offering, $5,726,000 (net of offering costs of $73,000), were used to reduce outstanding indebtedness under the line of credit. A. Robert Towbin, a director of the Company, serves as Managing Director of C.E. Unterberg, Towbin.

Under the Company's Dividend Reinvestment and Share Purchase Plan in effect since 1993, share owners of record owning at least 100 shares may elect to reinvest cash dividends and make limited additional cash payments (minimum $100, maximum $2,500 per quarter) to purchase newly issued shares of the Company without brokerage fees or other transaction costs, at a 3% discount from market prices (as determined in the Plan). During 1997, 1996 and 1995, the Company issued 38,592, 13,082, and 16,714 shares, respectively, under this Plan.

NOTE 9 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's 1993 Stock Option and Incentive Plan authorizes options and other stock-based awards to be granted for up to 5% of the Company's shares outstanding. During 1997, 1996 and 1995, options for 94,500, 17,500 and 217,500 shares, respectively, were granted under this Plan. At December 31, 1997 and 1996, options for 252,000 and 180,000 shares, respectively, remained outstanding under this and a prior stock option plan (collectively the "Stock Option Plans"). A committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

In 1997, the Company's stockholders approved a Superior Performance Incentive Plan, originally intended to provide an award pool to be divided among senior executives and directors of the Company in an amount based upon the amount (if any) by which total returns to stockholders of the Company exceeded total returns to stockholders of other REITs included in an industry index, over a three-year period. Because of administrative complexities that made the implementation of such Plan impractical, at year-end, after working with an independent compensation consultant, the Board of Directors terminated the Plan and substituted a non-recurring award of approximately 115,000 shares of the Company's common stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in the Company's 1997 financial statements.

The Company has estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 7.13%, 8.96% and 8.87%; expected volatility of 16%, 23%, and 18%; risk-free interest rates of 5.5%, 6.1% and 6.1%; and expected lives of five years for all three years. The Company applies Opinion No. 25 and related Interpretations in accounting for awards under the Plan. Accordingly, no compensation cost relating to the Stock Option Plans has been recognized in the accompanying financial statements. Had compensation cost for the Company's Plan been determined consistent with Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1997                 1996                  1995
                                                             -------------------  -------------------  --------------------
Net income                          As Reported                      $25,127,000          $27,222,000            $8,431,000

                                    Pro Forma                        $25,069,000          $27,202,000            $8,231,000

Net income per share                As Reported, basic               $      1.15          $      1.54            $     0.85
                                    As Reported, diluted             $      1.15          $      1.54            $     0.85

                                    Pro Forma, basic                 $      1.15          $      1.54            $     0.83
                                    Pro Forma, diluted               $      1.15          $      1.54            $     0.83

The effect of applying Statement No. 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

A summary of option transactions during the periods covered by these financial statements is as follows:

                                      F17

                                                                                                              Exercise Prices
                                                                                            Shares                Per Share
                                                                                         ----------------------------------------
Outstanding at December 31, 1993 and 1994                                                     91,375           $11.50 - $22.00
Granted                                                                                      217,500           $14.88 - $16.50
Expired                                                                                       (4,624)          $16.66 - $21.25
Exercised                                                                                     (9,000)          $11.50 - $14.88
                                                                                            --------
Outstanding at December 31, 1995                                                             295,251           $11.50 - $22.00
Granted                                                                                       17,500           $         14.74
Expired                                                                                      (24,251)          $14.75 - $22.00
Exercised                                                                                   (108,500)          $11.50 - $17.00
                                                                                            --------
Outstanding at December 31, 1996                                                             180,000           $11.50 - $21.25
Granted                                                                                       94,500           $18.16 - $19.35
Expired                                                                                      (12,000)          $19.35 - $21.25
Exercised                                                                                    (10,500)          $14.74 - $17.00
                                                                                            --------
Outstanding at December 31, 1997                                                             252,000           $11.50 - $21.25
                                                                                            ========

Except for 79,500 options granted to employees during 1997, all options outstanding at December 31, 1997 are fully vested and exercisable. One half of the 79,500 options granted to employees during 1997 vest on each of the first and second anniversary of the grant date over a two-year period, and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances. The weighted average exercise price per share and the weighted average contractual life of options outstanding at December 31, 1997 were $16.70 and 7.31 years, respectively. The weighted average fair value of options granted during 1997, 1996 and 1995 were $1.36, $1.21, and $0.92, respectively.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company's financial instruments, other than debt and interest rate protection agreements are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets are assumed to be at fair value.

The Company's mortgage loans are at fixed rates, and when compared with borrowing rates currently available to the Company with similar terms and average maturities, approximate fair value. The Company's line of credit is at a variable rate, which results in a carrying value that approximates its fair value. The fair values of the interest rate protection agreements and methodologies for determining their fair values are described in Note 5.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Retirement Savings Plan
-----------------------

The Company provides its employees with a retirement savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The provisions of the plan provide for an employer discretionary matching contribution currently equal to 35% of the employee's contributions up to 5% of the employee's compensation. The employer matching contribution is determined annually by the Board of Directors, and amounted to $43,000, $13,000, and $10,000 in 1997, 1996, and 1995, respectively. Employer contributions and any earnings thereon are vested in accordance with the following schedule:

                    Years of Service                Percentage
                    ----------------                ----------
                           1                            20%
                           2                            40%
                           3                            60%
                           4                            80%
                           5                           100%

                                      F18

Legal Actions
-------------

The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.

NOTE 12 - PRO FORMA INFORMATION

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

The following table sets forth certain summary unaudited pro forma operating data for the years ended December 31, 1996 and 1995, as if the merger had been consummated as of the beginning of 1996 and 1995 after giving effect to certain adjustments including a reduction in depreciation expense due to longer useful lives and estimated cost savings of the combined entity.

                                                                          ----------------------------------
                                                                                Year ended December 31,
                                                                              1996                  1995
                                                                          -----------------------------------
                                                                                       (Unaudited)
Total revenues                                                              $89,561,000            $87,428,000
Net income                                                                  $29,213,000            $17,135,000
Net income per share, basic                                                 $      1.53            $      0.99
Net income per share, diluted                                               $      1.53            $      0.99

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1996 and 1995, nor does such data purport to represent the results to be achieved in future periods.

NOTE 13 - SUBSEQUENT EVENTS

On January 28, 1998, BOLP issued $100 million, 7.2%, ten-year unsecured Notes maturing on January 15, 2008. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit. In February 1998 (unaudited), the Company closed the acquisition of an additional shopping center located in Indiana aggregating approximately 105,000 square feet for an aggregate cost of approximately $3.7 million. Also in February 1998 (unaudited), the Company issued 392,638 shares of common stock from its "shelf" registration statement and applied net proceeds of approximately $7.6 million to pay down the line of credit.

NOTE 14 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                                     March 31,      June 30,          Sept. 30,      Dec. 31,
                                                                       1997           1997               1997          1997
                                                                ----------------------------------------------------------------
                                                                          (Thousands of dollars except per share data)
Rental income                                                         $22,855        $23,034           $24,033        $26,193
Net gain (loss) on sale of properties                                 $ 3,073        $(1,300)          $     -        $ 5,665
Extraordinary loss on prepayment of debt,
  net of minority interest                                            $     -        $     -           $     -        $(4,631)
Net income                                                            $ 8,924        $ 5,028           $ 6,561        $ 4,614
Net income per share, basic                                           $  0.41        $  0.23           $  0.30        $  0.21
Net income per share, diluted                                         $  0.41        $  0.23           $  0.30        $  0.21

                                      F19

                                             March 31,      June 30,        Sept. 30,        Dec. 31,
                                               1996           1996             1996            1996
                                        ----------------------------------------------------------------
                                                  (Thousands of dollars except per share data)
Rental income                                 $11,219        $21,982           $21,442        $22,869
Gain on sale of property                      $ 9,379        $     -           $     -        $     -
Net income                                    $11,375        $ 4,852           $ 4,885        $ 6,110
Net income per share, basic                   $  0.91        $  0.26           $  0.26        $  0.30
Net income per share, diluted                 $  0.91        $  0.26           $  0.26        $  0.30

                                      F20

                                                                    SCHEDULE III

                           BRADLEY REAL ESTATE, INC.
                           -------------------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------

          Cost                                            December 31,
          ----                                            ------------
                                               1997           1996           1995
                                           ------------   ------------   ------------
Balance, beginning of year                 $507,631,000   $189,405,000   $177,939,000
Acquisitions and other additions            199,301,000    320,053,000     11,466,000
Sale of properties and other deductions     (26,137,000)    (1,827,000)             -
                                           ------------   ------------   ------------
Balance, end of year                       $680,795,000   $507,631,000   $189,405,000
                                           ============   ============   ============

  Accumulated Depreciation
  ------------------------

Balance, beginning of year                 $ 37,883,000   $ 27,591,000   $ 22,385,000
Depreciation provided                        13,407,000     10,292,000      5,206,000
Sale of properties and other deductions      (8,860,000)             -              -
                                           ------------   ------------   ------------
Balance, end of year                       $ 42,430,000   $ 37,883,000   $ 27,591,000
                                           ============   ============   ============


                                      F21