Form 10-Q
period 1998-03-31
BRADLEY REAL ESTATE INC
filed 1998-05-15
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

[_]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____to_____

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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each class of Common Stock as of March 31, 1998:

     Shares of Common Stock, $.01 par value: 23,701,262 shares outstanding.

                            BRADLEY REAL ESTATE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)

                                                                                       March 31,       December 31,
                                                                                         1998              1997
                                                                                       ---------       ------------
ASSETS
Real estate investments - at cost                                                      $ 660,096        $ 626,247
Accumulated depreciation and amortization                                                (44,582)         (40,574)
                                                                                       ---------        ---------

Net real estate investments                                                              615,514          585,673

Real estate investments held for sale                                                     54,565           52,692

Other assets:
     Cash and cash equivalents                                                             2,505            4,747
     Rents and other receivables, net of allowance for doubtful accounts
         of $2,777 for 1998 and $2,438 for 1997                                           14,117           13,038
     Deferred charges, net and other assets                                               18,223           12,641
                                                                                       ---------        ---------

Total assets                                                                           $ 704,924        $ 668,791
                                                                                       =========        =========

LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                                            50,966           51,227
Unsecured notes payable                                                                  199,496           99,783
Line of credit                                                                            79,100          151,700
Accounts payable, accrued expenses and other liabilities                                  27,798           25,086
                                                                                       ---------        ---------

Total liabilities                                                                        357,360          327,796
                                                                                       ---------        ---------

Minority interest                                                                         19,146           21,170
                                                                                       ---------        ---------

Share Owners' equity:
     Shares of preferred stock, par value $.01 per share:
         Authorized 20,000,000 shares; 0 shares issued and outstanding                      --               --
     Shares of common stock, par value $.01 per share:
         Authorized 80,000,000 shares; issued and outstanding, 23,701,262 and
         22,999,120 shares at March 31, 1998 and December 31, 1997, respectively             237              230
     Shares of excess stock, par value $.01 per share:
         Authorized 50,000,000 shares; 0 shares issued and outstanding                      --               --
     Additional paid-in capital                                                          343,733          333,222
     Distributions in excess of accumulated earnings                                     (15,552)         (13,627)
                                                                                       ---------        ---------

Total share owners' equity                                                               328,418          319,825
                                                                                       ---------        ---------
Total liabilities and share owners' equity                                             $ 704,924        $ 668,791
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

                            BRADLEY REAL ESTATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                          -------------
                                                                                      1998            1997
                                                                                      ----            ----
Income:

      Rental income                                                                $ 28,736        $ 22,855
      Other income                                                                      619             326
                                                                                   --------        --------
                                                                                     29,355          23,181
                                                                                   --------        --------

Expenses:

      Operations, maintenance and management                                          4,333           3,333
      Real estate taxes                                                               5,481           5,068
      Mortgage and other interest                                                     5,558           3,650
      General and administrative                                                      1,403           1,105
      Depreciation and amortization                                                   4,963           3,930
                                                                                   --------        --------
                                                                                     21,738          17,086
                                                                                   --------        --------

Income before gain on sale and provision for loss on real estate investments          7,617           6,095
Gain on sale of property                                                               --             3,073
Provision for loss on real estate investment                                           (875)           --
                                                                                   --------        --------

Income before allocation to minority interest                                         6,742           9,168
Income allocated to minority interest                                                  (391)           (244)
                                                                                   --------        --------

Net income                                                                         $  6,351        $  8,924
                                                                                   ========        ========

Earnings per share:
      Basic                                                                        $   0.27        $   0.41
                                                                                   ========        ========
      Diluted                                                                      $   0.27        $   0.41
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

                            BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                                            Retained Earnings
                                                                                        Additional      (Distributions in Excess of
                                                              Shares at par value    Paid-In Capital       Accumulated Earnings)
                                                              -------------------    ----------------  ---------------------------
Balance at December 31, 1997                                               $230              $333,222                   ($13,627)
     Net income                                                              --                   --                       6,351
     Cash distributions ($0.35 per share)                                    --                   --                      (8,276)
     Issuance of stock, net of offering costs of $112                         4                 7,485                        --
     Dividend reinvestment participation                                      1                 1,092                        --
     Exercise of stock options                                               --                     4                        --
     Reallocation of minority interest                                       --                  (653)                       --
     Shares issued in exchange for Limited Partnership units                  2                 2,583                        --
                                                                ---------------      ----------------     ----------------------
Balance at March 31, 1998                                                  $237              $343,733                   ($15,552)
                                                                ===============      ================     ======================



        The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                                     Quarter Ended
                                                                                                       March 31,
                                                                                                       ---------
                                                                                                 1998             1997
                                                                                                 ----             ----
Cash flows from operating activities:
     Net income                                                                              $   6,351        $   8,924
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                           4,963            3,930
         Gain on sale of property                                                                 --             (3,073)
         Provision for loss on real estate investment                                              875             --
         Income allocated to minority interest                                                     391              244
     Change in operating assets and liabilities:
         Increase in rents and other receivables                                                (1,079)          (2,173)
         Increase in accounts payable, accrued expenses and other liabilities                    3,627              161
         Increase in deferred charges                                                              (20)            (626)
                                                                                             ---------        ---------
             Net cash provided by operating activities                                          15,108            7,387
                                                                                             ---------        ---------

Cash flows from investing activities:
     Expenditures for real estate investments                                                  (34,392)          (6,119)
     Expenditures for capital improvements                                                      (3,128)            (947)
     Net proceeds from sale of property                                                           --             11,310
                                                                                             ---------        ---------
             Net cash provided by (used in) investing activities                               (37,520)           4,244
                                                                                             ---------        ---------

Cash flows from financing activities:
     Borrowings from lines of credit                                                            44,000            5,800
     Payments under line of credit                                                            (116,600)         (14,000)
     Proceeds from issuance of unsecured notes payable                                          99,051             --
     Expenditures for financing costs                                                           (5,846)            (381)
     Distributions paid                                                                         (8,276)          (7,149)
     Distributions to minority interest holders                                                   (484)            (195)
     Proceeds from public offerings, net                                                         7,489             --
     Proceeds from exercise of stock options                                                         4              119
     Principal payments on mortgage loans                                                         (261)            (164)
     Proceeds from shares issued under dividend reinvestment plan                                1,093               73
                                                                                             ---------        ---------
             Net cash provided by (used in) financing activities                                20,170          (15,897)
                                                                                             ---------        ---------

Net decrease in cash and cash equivalents                                                       (2,242)          (4,266)

Cash and cash equivalents:
     Beginning of period                                                                         4,747            7,462
                                                                                             ---------        ---------
     End of period                                                                           $   2,505        $   3,196
                                                                                             =========        =========

Supplemental cash flow information:
     Interest paid, net of amount capitalized                                                $   2,281        $   3,641
                                                                                             =========        =========


        The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, is as follows:

                                                                          Quarter Ended March 31,
                                        -----------------------------------------------------------------------------------------
                                                            1998                                           1997
                                        Numerator       Denominator     Per-Share       Numerator      Denominator     Per-Share
                                        -----------------------------------------       -------------------------------------------
Basic EPS:
Income before extraordinary items       $6,351,000       23,301,629       $ 0.27        $8,924,000      21,665,593       $   0.41

Effect of dilutive securities:
Dilutive options exercised                    --             54,379                           --            29,438
Conversion of LP Units                     391,000        1,435,311                        244,000         592,301
                                        ----------       ----------                     ----------      ----------

Diluted EPS:
Income before extraordinary items       $6,742,000       24,791,319       $ 0.27        $9,168,000      22,287,332       $   0.41
                                        ==========       ==========       ======        ==========      ==========       ========


For the quarters ended March 31, 1998 and 1997, options to purchase 5,500 shares of common stock at a price of $21.25 and 85,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective quarters but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those quarters.

Income allocated to the minority interest reflects weighted average limited partnership units ("LP Units") of interest in Bradley Operating Limited Partnership (the "Operating Partnership") outstanding of 1,435,311 and 592,301 for the quarters ended March 31, 1998 and 1997, respectively. As of March 31, 1998, there were 1,381,742 LP Units outstanding. The Operating Partnership is a limited partnership of which the Company currently owns a 94% general partner interest.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first quarter of 1998, 140,651 shares of common stock were issued in exchange for an equivalent number of LP Units held by the minority interest.

NOTE 4 - ACQUISITION ACTIVITY

During the first quarter of 1998, the Company completed the acquisitions of five shopping centers located in Indiana, Kentucky, Michigan, and Wisconsin aggregating 602,000 square feet for a total purchase price of approximately $33.5 million. Additionally, during April 1998, the Company completed the acquisition of a 285,000 square-foot shopping center located in Michigan, for a purchase price of approximately $20.6 million, increasing the total number of properties owned by the Company to 59, located in 12 states, aggregating over
11.0 million square feet of rentable space. The Company has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of March 31, 1998, the Company is holding for sale One North State and Holiday Plaza. The net book value of these properties, $54.6 million, has been reclassified on the consolidated balance sheet from "Real estate investments" to "Real estate investments held for sale." The balance at December 31, 1997, $52.7 million, excluded Holiday Plaza, which was placed for sale during March 1998 upon the acceptance of an unsolicited offer from a prospective purchaser of the property. The sale of Holiday Plaza is expected to be completed in the second quarter, and the sale of One North State is expected to be completed in the third quarter. However, there can be no assurance that the sale of either property will be completed. Management currently expects to use the net proceeds from a sale or sales to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers within the Company's target market and that are more in keeping with the Company's strategic focus. The properties held for sale are no longer depreciated for financial reporting purposes.

NOTE 6 - ISSUANCE OF UNSECURED NOTES PAYABLE

On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. The issue was rated "BBB-" by Standard & Poor's Investment Services and "Baa3" by Moody's Investors Service. The effective interest rate on the unsecured Notes is approximately 7.611%. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit.

NOTE 7 - ISSUANCE OF COMMON STOCK

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were used to reduce outstanding borrowings under the line of credit.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to quarter-end, the Company announced the formation of a co-development program with Oppidan Center Development, LLC, a third-party developer of Midwest grocery anchored shopping centers. Under terms of the agreement, the Company and Oppidan will work together on all aspects of the development process and share in the value created from the new developments. Oppidan will provide substantially all of the financing for the development process, with the Company purchasing the properties upon completion. The agreement initially includes five properties that are presently in varying stages of development, the majority of which are expected to be completed by year-end 1998. Upon completion, these five properties are expected to have a value of approximately $50 million. The Company currently expects to fund such acquisitions with the line of credit.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Including the gain on sale of property in the first quarter of 1997 of $3,073,000, and a provision for loss on real estate investment in the first quarter of 1998 of $875,000, net income decreased $2,573,000 from $8,924,000 in the first quarter of 1997 to $6,351,000 in the first quarter of 1998. Income before the gain on sale in the first quarter of 1997 and the provision for loss on real estate investment in the first quarter of 1998, and before income allocated to minority interest, increased $1,522,000 from $6,095,000 during the first quarter of 1997 to $7,617,000 in the first quarter of 1998. Basic and diluted net income per share decreased from $0.41 per share to $0.27 per share. The increased number of weighted average shares outstanding from the first quarter of 1997 to the first quarter of 1998 was due primarily to 1,290,000 shares issued in December 1997 in connection with two separate public offerings of the Company's common stock, and due to the issuance of 392,638 shares of common stock to a unit investment trust in February 1998.

Throughout 1997, the Company acquired 25 shopping centers at an aggregate cost of approximately $189.3 million, and completed the sales of four shopping centers (including one shopping center sold in the first quarter of 1997) for net sales proceeds of approximately $25.3 million. During the first quarter of 1998, the Company acquired five shopping centers for a total purchase price of approximately $33.5 million, consisting of the following:

          Acquisitions                                   Date
          ------------                                   ----

    King's Plaza, Richmond, IN                      February 13, 1998
    Sagamore Park, West Lafayette, IN                 March 5, 1998
    Oak Creek Centre, Oak Creek, WI                   March 13, 1998
    Midtown Shopping Center, Ashland, KY              March 31, 1998
    Courtyard Shopping Center, Burton, MI             March 31, 1998


Results of operations for properties held throughout both quarters ended March 31, 1998 and 1997 included 30 properties. Results of operations for properties purchased or sold subsequent to January 1, 1997 through March 31, 1998 included 32 properties.

Property Specific Revenues And Expenses (in thousands of dollars):

                                                 Three months ended                                                     Properties
                                                      March 31,                                     Acquisitions/        Held Both
                                                  1998          1997           Difference           Dispositions          Periods
                                              --------------------------     --------------       ----------------     ------------
Rental income                                   $28,736        $22,855           $5,881                 $5,440              $441
Operations, maintenance and management            4,333          3,333            1,000                    683               317
Real estate taxes                                 5,481          5,068              413                    727              (314)
Depreciation and amortization                     4,963          3,930            1,033                    909               124

Results attributable to acquisition and disposition activities:

Rental income increased from $22,855,000 in the first quarter of 1997 to $28,736,000 in the first quarter of 1998. Approximately $6,774,000 of the increase was attributable to the Company's acquisition activities, partially offset by $1,334,000 attributable to disposition activities.

Operations, maintenance and management expense increased from $3,333,000 in the first quarter of 1997 to $4,333,000 in the first quarter of 1998. Approximately $683,000 of the increase was attributable to the Company's acquisition and disposition activities.

Real estate taxes increased from $5,068,000 in the first quarter of 1997 to $5,481,000 in the first quarter of 1998. Approximately $727,000 of the increase was attributable to the Company's acquisition and disposition activities.

Depreciation and amortization increased from $3,930,000 in the first quarter of 1997 to $4,963,000 in the first quarter of 1998. Approximately $909,000 of the increase was attributable to the Company's acquisition and disposition activities.

Results for properties fully operating throughout both periods:

The remaining increase in rental income of approximately $441,000 represented an increase of 2.1% over the first quarter of 1997. The increase was primarily due to increases at the Commons of Chicago Ridge of $204,000, mostly attributable to the commencement of a 55,000 square-foot lease with JC Penney, and at Har Mar Mall of $165,000 due to successful leasing activity for approximately 37,000 square feet, or 9% of the Center, since the first quarter of 1997. Additionally, a new 30,000 square-foot lease with OfficeMax at Grandview Plaza, a 60,000 square-foot lease with Waccamaw Pottery at Westview Center, both commencing in the fourth quarter of 1997, and a 40,500 square-foot lease with Stein Mart at Washington Lawndale Commons commencing late in the first quarter of 1997, contributed to increases in rental income at these centers of $94,000, $78,000, and $85,000, respectively. These increases were partially offset by a decrease in rental income of $225,000 at Sun Ray Shopping Center due to a reduction in tax recoveries of $210,000 resulting from management's successful negotiation of an abatement of prior year real estate taxes of $203,000 and a reduction in real estate taxes of $83,000 from the first quarter of 1997.

The remaining increase in operations, maintenance and management expense of $317,000, or 10% from the first quarter of 1997, was primarily attributable to an increase in bad debt expense of $280,000, mostly to reserve a deferred rent receivable balance for HomePlace at Har Mar Mall, the only center owned by the Company containing a HomePlace store, which declared bankruptcy in January 1998.

The remaining decrease in real estate taxes of $314,000, a 7% reduction from the first quarter of 1997, was primarily attributable to the aforementioned reduction of $286,000 at Sun Ray Shopping Center.

The remaining increase in depreciation and amortization of $124,000 was primarily a result of the write-off of tenant improvements and leasing costs at Sun Ray Shopping Center for Marshalls and Coffee Barn, which vacated in the first quarter of 1998 prior to the expiration of their leases, as well as for the depreciation and amortization of new construction and leasing costs at various other locations. These increases were partially offset by a decrease at One North State, which is no longer depreciated for financial reporting purposes since it is held for sale.

Non-Property Specific Revenues and Expenses:

Other income increased from $326,000 during the quarter ended March 31, 1997 to $619,000 during the quarter ended March 31, 1998, an increase of $293,000. Other income contains both property specific and non-property specific income; however, the increase is primarily attributable to property specific sources. The increase in other income resulted from an increase in sales tax sharing revenue generated at Rollins Crossing, insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997, and other income generated from Spring Mall, a shopping center acquired in December 1997, as well as from various other shopping centers acquired subsequent to the first quarter of 1997.

Mortgage and other interest expense increased to $5,558,000 for the quarter ended March 31, 1998 from $3,650,000 during the same period in the prior year, an increase of $1,908,000. In November 1997, the Company prepaid a $100 million, 7.23% REMIC mortgage note primarily with the proceeds of an offering by Bradley Operating Limited Partnership (the "Operating Partnership") of $100 million, 7% seven-year unsecured Notes due November 15, 2004. Interest on the REMIC mortgage note in the first quarter of 1997 amounted to $1,808,000. In addition, on January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout the prior year primarily to fund acquisition activity. Interest incurred on the unsecured Notes in the first quarter of 1998 amounted to $3,147,000. A higher weighted average balance outstanding on the line of credit during the first quarter of 1998 compared with the first quarter of 1997, partially offset by a lower weighted average interest rate, resulted in an increase in interest expense on the line of credit of $153,000. Mortgage debt assumed upon the acquisitions of Spring Mall, Southgate Shopping Center, and Elk Park in December 1997 contributed to an increase in interest expense of $415,000. The Company's weighted average interest rate decreased to 6.93% for the first quarter of 1998 from 7.67% for the first quarter of 1997.

General and administrative expense increased from $1,105,000 during the quarter ended March 31, 1997 to $1,403,000 during the quarter ended March 31, 1998, an increase of $298,000. The increase is primarily a result of the growth of the Company, including increases in salaries for additional personnel, investor relations for a larger shareholder base, and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions which are not consummated. General and administrative expense as a percentage of total revenue was 4.8% for both quarters ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of securities. The Company may also acquire properties through the direct issuance of securities of the Company, or through the issuance of limited partnership units in the Operating Partnership ("LP Units"). Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

The Company focuses its investment activities on community and neighborhood shopping centers primarily located in the midwestern United States anchored by regional and national grocery store chains. The Company will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, the Company may engage in development activities, either directly or through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets, where value can be created from new developments more effectively than from acquisitions of existing shopping center properties.

As of March 31, 1998, financial liquidity was provided by $2,505,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $120,900,000. In addition, the Company has an effective "shelf" registration statement under which the Company may issue up to $201,412,000 in equity securities and an additional "shelf" registration statement under which the Operating Partnership may issue up to $100 million in unsecured, non-convertible investment grade debt securities. Subsequent to quarter-end, the Operating Partnership filed a further "shelf" registration statement which, when declared effective, will give the Operating Partnership the capability to issue up to $400 million in non-convertible, investment grade debt securities. The "shelf" registration statements provide the Company with the flexibility to issue additional debt or equity securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

The mortgage debt outstanding at March 31, 1998 consisted of fixed-rate notes totaling $50,966,000 with a weighted average interest rate of 8.18% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $261,000 during the quarter ended March 31, 1998, with another $705,000 scheduled principal payments due for the remainder of the year. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875%, is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $15,108,000 during the first quarter of 1998, from $7,387,000 during the same period in 1997. The increase is primarily due to the growth of the Company's portfolio, from 34 properties at January 1, 1997, to 58 properties at March 31, 1998.

For the three months ended March 31, 1998, funds from operations ("FFO") increased $2,519,000 or 26% from $9,820,000 to $12,339,000. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. In response to the recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"), the Company has modified its presentation of the calculation of FFO to reflect the potential dilution of the weighted average shares outstanding that could occur if LP Units were converted into common stock on a one-for-one basis as provided in the Operating Partnership Agreement. The effect on the calculation of FFO assuming the conversion of LP Units into common stock results in the addition to net income of the income allocated to minority interest since, for the Company, such allocation represents the income allocated to the LP Unit holders. Therefore, FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as modified by the effects of Statement No. 128, and as followed by the Company, represents income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. The effect of applying Statement No. 128 to weighted average shares results in the addition of the weighted average LP Units outstanding during the reporting period to the weighted average shares outstanding used in the basic EPS computation, resulting in no effect on FFO per share compared with the previous method of presentation. The Company intends to restate all comparative prior periods in future financial reports to reflect the modification to the presentation of the FFO calculation. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a use of cash of $37,520,000 during the first quarter of 1998, from a source of cash of $4,244,000 during the same period of 1997.

During the first quarter of 1998, the Company completed the acquisitions of five shopping centers located in Indiana, Kentucky, Michigan, and Wisconsin aggregating 602,000 square feet for a total purchase price of approximately $33,500,000. Additionally, during April 1998, the Company completed the acquisition of a 285,000 square-foot shopping center located in Michigan, for a purchase price of approximately $20,600,000. The Company has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

Financing Activities

Net cash flows provided by financing activities increased to $20,170,000 during the first quarter of 1998 from a net use of cash of $15,897,000 during the same period in 1997. Distributions (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $8,276,000 in the first quarter of 1998, and $7,149,000 in the first quarter of 1997.

The purchase price of the five shopping centers acquired during the first quarter of 1998 aggregating approximately $33,500,000 was funded with cash provided by the line of credit. Financing for the acquisition completed in April 1998 for approximately $20,600,000 was also provided by the line of credit.

On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 from a "shelf" registration filed in September 1997. The January issue was rated "BBB-" by Standard & Poor's Investment Services ("Standard & Poor's") and "Baa3" by Moody's Investors Service ("Moody's"). The effective interest rate on the unsecured Notes is approximately 7.611%. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit.

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share from a "shelf" registration filed in May 1997. Net proceeds from the offering of approximately $7,600,000 were used to reduce outstanding borrowings under the line of credit.

Subsequent to quarter-end, the Operating Partnership filed a further "shelf" registration statement that will, when declared effective, increase the dollar amount of debt securities that it may issue to $400 million.

Capital Strategy

As of March 31, 1998, the Company is holding for sale One North State and Holiday Plaza. The net book value of these properties, $54,565,000, has been reclassified on the consolidated balance sheet from "Real estate investments" to "Real estate investments held for sale." The balance at December 31, 1997, $52,692,000, excluded Holiday Plaza, which was placed for sale during March 1998. The properties held for sale are no longer depreciated for financial reporting purposes.

One North State is a mixed-use office/retail property located on State Street in the "Loop" district of downtown Chicago. The property does not fit with the Company's grocery-anchored community shopping center focus and the Company believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. The sale is expected to be completed in the third quarter, although there can be no assurance that such a sale will be completed. Proceeds received from a sale of One North State would provide significant additional liquidity to the Company. Management currently expects to use the net proceeds from a sale to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers. Although the spread between the yield generated by One North State and the immediate and ultimate redeployment of the sales proceeds will likely be dilutive to earnings in the near term, management believes the proceeds can be better invested in properties with higher growth potential and risk adjusted returns, and that are more in keeping with the Company's strategic focus.

Management believes that its ownership of One North State limits the Company's ability to achieve higher debt ratings from nationally recognized rating agencies because this large mixed-use office/retail property does not fit with the Company's grocery-anchored community shopping center focus, where management has extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising. Additionally, redeploying the net proceeds from a sale of One North State into the acquisition of several shopping centers would diversify the concentration of risk that results from a single asset comprising greater than 10% of the Company's total rental income. Upon such time as the sale of One North State is completed, management expects to seek an upgrade in the Operating Partnership's debt ratings that, if received, should result in lowering the Company's cost of debt capital.

Holiday Plaza is a shopping center acquired during 1997 as part of a portfolio acquisition of five shopping centers, and has been considered by management to be a non-core property. The Company has received and accepted an offer from a prospective purchaser of the property, with the intention of redeploying proceeds from the sale toward the acquisition of another property or properties with higher growth potential. As of March 31, 1998, the Company recorded a provision for loss on its investment in Holiday Plaza of $875,000, representing the difference between the sales price per the contract, net of closing costs, and the carrying value of the property. The sale is expected to be completed during the second quarter, although there can be no assurance that such disposition will occur.

Management believes that the Company's recent growth and operating performance have enhanced the Company's ability to further raise both equity and debt capital in the public markets and, as indicated above, the Company has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of debt securities that, when declared effective, it may issue pursuant to a "shelf" registration statement. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs or that the terms upon which the Company may be able to raise funds will be attractive or favorable to the Company or to its share owners.

New Accounting Pronouncements

The Company has historically capitalized portions of internal salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis. On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ruled under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement is effective March 19, 1998. The pronouncement is not expected to have a material effect on the financial statements of the Company.

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the continuing availability of retail center acquisitions and development opportunities in the Midwest; the health of the retail markets generally, specifically in the Company's Midwest markets, and of the retail tenants of the Company particularly; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The statements made under the caption "Risk Factors" included in the Company's Form 10-K for 1997 are incorporated herein by reference.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable

Item 5.  OTHER INFORMATION
               Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.               Description

               27                    Financial Data Schedule

         (b)   Reports on Form 8-K
               The following Forms 8-K were filed with respect to events during the period January 1, 1998 through March 31, 1998:

               1)       January 28, 1998 (filed January 28, 1998), reporting in
                        Item 5. and Item 7., the issuance by Bradley Operating Limited Partnership of $100,000,000 7.2% Notes due 2008.

               2) February 18, 1998 (filed February 20, 1998), reporting in Item 5. and Item 7., the public offering of 392,638 shares of Common Stock pursuant to an Underwriting Agreement with A.G. Edwards & Sons, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    May 13, 1998


                                         Bradley Real Estate, Inc.
                                                 Registrant



                                         By:      \s\ Thomas P. D'Arcy
                                            -----------------------------------
                                            Thomas P. D'Arcy
                                            President and CEO


                                         By:      \s\ Irving E. Lingo, Jr.
                                            ------------------------------------
                                            Irving E. Lingo, Jr.
                                            Chief Financial Officer