Form 10-Q
period 1998-06-30
BRADLEY REAL ESTATE INC
filed 1998-08-13
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Indicate the number of Shares outstanding of each class of Common Stock as of June 30, 1998:

    Shares of Common Stock, $.01 par value:  23,780,894 Shares outstanding.

                           BRADLEY REAL ESTATE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)


                                                                            June 30,    December 31,
ASSETS                                                                        1998          1997
                                                                            --------    ------------
Real estate investments-at cost                                             $740,540      $626,247
Accumulated depreciation and amortization                                    (48,813)      (40,574)
                                                                            --------      --------
Net real estate investments                                                  691,727       585,673

Real estate investment held for sale                                          52,702        52,692

Other assets:
  Cash and cash equivalents                                                    1,695         4,747
  Rents and other receivables, net of allowance for doubtful accounts
    of $2,946 for 1998 and $2,438 for 1997                                    14,361        13,038
  Deferred charges, net and other assets                                      20,439        12,641
                                                                            --------      --------
Total assets                                                                $780,924      $668,791
                                                                            ========      ========

LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                                55,866        51,227
Unsecured notes payable                                                      199,512        99,783
Line of credit                                                               146,200       151,700
Accounts payable, accrued expenses and other liabilities                      31,574        25,086
                                                                            --------      --------
Total liabilities                                                            433,152       327,796
                                                                            --------      --------

Minority interest                                                             19,090        21,170
                                                                            --------      --------

Share Owners' equity:
  Shares of preferred stock, par value $.01 per share:
    Authorized 20,000,000 shares; 0 shares issued and outstanding                  -             -
  Shares of common stock, par value $.01 per share:
    Authorized 80,000,000 shares; issued and outstanding,
    23,780,894 at June 30, 1998 and 22,999,120 at December 31, 1997              238           230
  Shares of excess stock, par value $.01 per share:
    Authorized 50,000,000 shares; 0 shares issued and outstanding                  -             -
  Additional paid-in capital                                                 345,327       333,222
  Distributions in excess of accumulated earnings                            (16,883)      (13,627)
                                                                            --------      --------

Total share owners' equity                                                   328,682       319,825
                                                                            --------      --------
Total liabilities and share owners' equity                                  $780,924      $668,791
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

                           BRADLEY REAL ESTATE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)


                                                                               Three months ended    Six months ended
                                                                                    June 30,             June 30,
                                                                                1998       1997       1998      1997
                                                                              ---------  ---------  --------  --------
Income:

  Rental income                                                                 $30,601    $23,034   $59,337   $45,889
  Other income                                                                      440        316     1,059       642
                                                                              ---------  ---------  --------  --------
                                                                                 31,041     23,350    60,396    46,531
                                                                              ---------  ---------  --------  --------

Expenses:

  Operations, maintenance and management                                          4,443      3,666     8,776     6,999
  Real estate taxes                                                               5,295      4,559    10,776     9,627
  Mortgage and other interest                                                     6,585      3,581    12,143     7,231
  General and administrative                                                      1,717      1,154     3,120     2,259
  Depreciation and amortization                                                   5,631      3,925    10,594     7,855
                                                                              ---------  ---------  --------  --------
                                                                                 23,671     16,885    45,409    33,971
                                                                              ---------  ---------  --------  --------

Income before gain on sale and provision for loss on real estate investments      7,370      6,465    14,987    12,560
Gain on sale of property                                                              -          -         -     3,073
Provision for loss on real estate investment                                          -     (1,300)     (875)   (1,300)
                                                                              ---------  ---------  --------  --------

Income before allocation to minority interest                                     7,370      5,165    14,112    14,333
Income allocated to minority interest                                              (406)      (137)     (797)     (381)
                                                                              ---------  ---------  --------  --------

Net income                                                                       $6,964     $5,028   $13,315   $13,952
                                                                              =========  =========  ========  ========

Earnings per share
  Basic                                                                           $0.29      $0.23     $0.57     $0.64
                                                                              =========  =========  ========  ========
  Diluted                                                                         $0.29      $0.23     $0.57     $0.64
                                                                              =========  =========  ========  ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                                                                        Retained
                                                                                        Earnings
                                                                                     (Distributions
                                                                        Additional    in Excess of
                                                           Shares        Paid-In      Accumulated
                                                        at par value     Capital       Earnings)
                                                        ------------     -------       ---------
Balance at December 31, 1997                                 $230        $333,222       ($13,627)
  Net income                                                    -               -          6,351
  Cash distributions ($.35 per share)                           -               -         (8,276)
  Issuance of stock, net of offering costs of $112              4           7,485              -
  Dividend reinvestment participation                           1           1,092              -
  Exercise of stock options                                     -               4              -
  Reallocation of minority interest                             -            (653)             -
  Shares issued in exchange for Limited
    Partnership units                                           2           2,583              -
                                                           ------        --------       --------
Balance at March 31, 1998                                     237         343,733        (15,552)


  Net income                                                    -               -          6,964
  Cash distributions ($.35 per share)                           -               -         (8,295)
  Dividend reinvestment participation                           1           1,616              -
  Reallocation of minority interest                             -             (29)             -
  Shares issued in exchange for Limited
    Partnership units                                           -               7              -
                                                           ------        --------       --------
Balance at June 30, 1998                                     $238        $345,327       ($16,883)
                                                           ======        ========       ========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                                         For the six months ended
                                                                                                 June 30,
                                                                                            1998          1997
                                                                                            ----          ----
Cash flows from operating activities:
  Net income                                                                                 $13,315       $13,952
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          10,594         7,855
       Gain on sale of property                                                                    -        (3,073)
       Provision for loss on real estate investment                                              875         1,300
       Income allocated to minority interest                                                     797           381
  Changes in operating assets and liabilities:
    Increase in rents and other receivables                                                   (1,325)       (1,044)
    Increase in accounts payable, accrued expenses and other liabilities                       6,978           985
    Increase in deferred charges                                                              (2,037)       (1,169)
                                                                                        ------------  ------------
       Net cash provided by operating activities                                              29,197        19,187
                                                                                        ------------  ------------

Cash flows from investing activities:
  Expenditures for real estate investments                                                  (108,512)      (17,147)
  Expenditures for capital improvements                                                       (5,309)       (3,040)
  Net proceeds from sale of property                                                           1,869        11,310
                                                                                        ------------  ------------
       Net cash used in investing activities                                                (111,952)       (8,877)
                                                                                        ------------  ------------

Cash flows from financing activities:
  Borrowings from line of credit                                                             118,050        20,900
  Payments under line of credit                                                             (123,550)      (20,000)
  Proceeds from issuance of unsecured notes payable                                           99,051             -
  Expenditures for financing costs                                                            (5,979)         (391)
  Distributions paid                                                                         (16,571)      (14,301)
  Distributions to minority interest holders                                                    (967)         (390)
  Net proceeds from public offering                                                            7,489             -
  Proceeds from shares issued under dividend reinvestment plan                                 2,710           154
  Exercise of stock options                                                                        4           155
  Principal payments on mortgage loans                                                          (534)         (320)
                                                                                        ------------  ------------
       Net cash provided by (used in) financing activities                                    79,703       (14,193)
                                                                                        ------------  ------------

Net decrease in cash and cash equivalents                                                     (3,052)       (3,883)

Cash and cash equivalents:
  Beginning of period                                                                          4,747         7,462
                                                                                        ------------  ------------
  End of period                                                                               $1,695        $3,579
                                                                                        ============  ============

Supplemental cash flow information:
  Interest paid, net of amount capitalized                                                    $8,358        $7,241
                                                                                        ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


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


                                                          Six Months Ended June 30,
                                ------------------------------------------------------------------------------
                                                1998                                       1997
                                 Numerator   Denominator  Per-Share         Numerator   Denominator  Per-Share
                                -----------------------------------       ------------------------------------
Basic EPS:
Net income                      $13,315,000   23,503,183    $0.57          $13,952,000   21,668,458    $0.64

Effect of dilutive securities:
Dilutive options exercised                -       49,450                             -       30,753
Conversion of LP Units              797,000    1,408,182                       381,000      592,301
                                -----------  -----------                   -----------  -----------

Diluted EPS:
Net income                      $14,112,000   24,960,815    $0.57          $14,333,000   22,291,512    $0.64
                                ===========  ===========    =====          ===========  ===========    =====

For the six months ended June 30, 1998 and 1997, options to purchase 153,500 shares of common stock at prices ranging from $21.25 to $21.35 and 80,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods.

                                                          Three Months Ended June 30,
                                ------------------------------------------------------------------------------
                                                1998                                       1997
                                 Numerator   Denominator  Per-Share         Numerator   Denominator  Per-Share
                                -----------------------------------       ------------------------------------
Basic EPS:
Net income                       $6,964,000   23,702,522    $0.29           $5,028,000   21,671,292    $0.23

Effect of dilutive securities:
Dilutive options exercised                -       50,014                             -       31,258
Conversion of LP Units              406,000    1,381,352                       137,000      592,301
                                 ----------  -----------                    ----------  -----------

Diluted EPS:
Net income                       $7,370,000   25,133,888    $0.29           $5,165,000   22,294,851    $0.23
                                 ==========  ===========    =====           ==========  ===========    =====

For the three months ended June 30, 1998 and 1997, options to purchase 153,500 shares of common stock at prices ranging from $21.25 to $21.35 and 80,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective quarters but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those quarters.

Income allocated to the minority interest reflects weighted average limited partnership units ("LP Units") of interest in Bradley Operating Limited Partnership (the "Operating Partnership") outstanding of 1,408,182 and 592,301 for the six months ended June 30, 1998 and 1997, respectively, and 1,381,352 and 592,301 for the three months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, there were 1,381,242 LP Units outstanding. The Operating Partnership is a limited partnership of which the Company currently owns an approximate 95% general partner interest.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six months ended June 30, 1998, 141,151 shares of common stock were issued in exchange for an equivalent number of LP Units held by the minority interest. Also during the six months ended June 30, 1998, the acquisition of a shopping center included the assumption of $5,173,000 of non-recourse mortgage indebtedness.

NOTE 4 - PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first half of 1998, the Company completed the acquisitions of fourteen shopping centers located in Illinois, Indiana, Kentucky, Michigan, and Wisconsin aggregating 1.7 million square feet for a total purchase price of approximately $111.8 million. The Company has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed. In May 1998, the Company sold a 46,000 square foot property located in Iowa for a net sales price of $1.9 million.

NOTE 5 - REAL ESTATE INVESTMENT HELD FOR SALE

As of June 30, 1998, the Company was holding for sale One North State, a 640,000 square foot mixed-use property located in the "loop" area of downtown Chicago, Illinois. The net book value of this property, $52.7 million, has been reclassified on the consolidated balance sheet from "Real estate investments" to "Real estate investments held for sale." The sale of One North State was completed on July 31, 1998 for a net sales price of approximately $82 million, resulting in a gain on sale in the third quarter of approximately $30 million for financial reporting purposes. The net proceeds from the sale were used to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit will be used to acquire additional shopping centers within the Company's target market and that are more in keeping with the Company's strategic focus.

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

NOTE 8 - SUBSEQUENT EVENT

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America Realty Investments, Inc. ("Mid-America"). The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the merger, the Company acquired Mid-America's interest in 25 retail properties located primarily in the Midwest, increasing the total number of properties with ownership interests by the Company to 90, located in 15 states, aggregating over 14 million square feet of rentable space.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock will pay an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments. At any time after five years, the Series A Preferred Stock is redeemable at Bradley's option for $25.00 per share so long as the Bradley common stock is trading at or above the conversion price. In connection with the merger, Bradley will assume all of Mid-America's outstanding liabilities and pay certain transaction costs, making the total purchase price approximately $157 million. The merger has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the six months ended June 30, 1998, net income decreased $637,000 from $13,952,000 in 1997 to $13,315,000 in 1998. For the three months ended June 30,
1998, net income increased $1,936,000 from $5,028,000 in 1997 to $6,964,000 in
1998. Results for the six month period in 1997 included a gain on sale of property of $3,073,000. Results for the three and six month periods in 1997 included a provision for loss on real estate investment of $1,300,000, compared with a provision for loss on real estate investment of $875,000 for the six month period of 1998. Income before the gain on sale and provision for loss on real estate investments, and before income allocated to minority interest, increased $2,427,000, or 19%, from $12,560,000 for the six months ended June 30, 1997 to $14,987,000 for the six months ended June 30, 1998. Income before the gain on sale and provision for loss on real estate investments, and before income allocated to minority interest, increased $905,000, or 14%, from $6,465,000 for the quarter ended June 30, 1997 to $7,370,000 for the quarter ended June 30, 1998. Basic and diluted earnings per share decreased from $0.64 per share for the six months ended June 30, 1997 to $0.57 per share for the same period in 1998, but increased from $0.23 per share for the quarter ended June 30, 1997 to $0.29 per share for the same period in 1998. Weighted average shares outstanding for the six month period in 1998 were 23,503,183 compared with 21,668,458 for the six month period in 1997. Weighted average shares outstanding for the three month period in 1998 were 23,702,522 compared with 21,671,292 for the three month period in 1997. The increase in the weighted average shares outstanding was due primarily to 1,290,000 shares issued in December 1997 in connection with two separate public offerings of the Company's common stock, and due to the issuance of 392,638 shares of common stock to a unit investment trust in February 1998.

Throughout 1997, the Company acquired 25 shopping centers at an aggregate cost of approximately $189.3 million, and completed the sales of four shopping centers for net sales proceeds of approximately $25.3 million. During the first half of 1998, the Company acquired 14 shopping centers for a total purchase price of approximately $111.8 million, and completed the sale of one shopping center for net sales proceeds of approximately $1.9 million, consisting of the following:

Acquisition and Disposition Activities:

                       Acquisitions                           Date
                       ------------                           ----
          Kings Plaza, Richmond, IN                     February 13, 1998
          Sagamore Park, West Lafayette, IN               March 5, 1998
          Oak Creek Centre, Oak Creek, WI                 March 13, 1998
          Courtyard Shopping Center, Burton, MI           March 31, 1998
          Midtown Mall, Ashland, KY                       March 31, 1998
          Redford Plaza, Redford, MI                      April 10, 1998
          Butterfield Plaza, Libertyville, IL              May 13, 1998
          Camelot Center, Louisville, KY                   May 13, 1998
          Dixie Plaza, Louisville, KY                      May 13, 1998
          Plainview Village, Louisville, KY                May 13, 1998
          Bartonville Square, Peoria, IL                   May 28, 1998
          Garden Plaza, Franklin, WI                      June 10, 1998
          Fox River Plaza, Burlington, WI                 June 23, 1998
          Lincoln Park Plaza, New Haven, IN               June 26, 1998

                       Dispositions                           Date
                       ------------                           ----
          Holiday Plaza, Cedar Falls, IA                   May 14, 1998

Results of operations for properties held throughout both six month periods ended June 30, 1998 and 1997 included 30 properties. Results of operations for properties purchased or sold subsequent to January 1, 1997 through June 30, 1998 included 41 properties.

Property Specific Revenues and Expenses (in thousands of dollars):

                                Six months ended
                                    June 30,                       Acquisitions/    Properties Held
                                  1998      1997     Difference    Dispositions      Both Periods
                                -----------------    ----------    -------------    ---------------
Rental income                   $59,337   $45,889     $13,448         $13,234            $214
Operations, maintenance and
  management                      8,776     6,999       1,777           1,747              30
Real estate taxes                10,776     9,627       1,149           1,740            (591)
Depreciation and amortization    10,594     7,855       2,739           2,160             579

Results of operations for properties held throughout both three month periods ended June 30, 1998 and 1997 included 31 properties. Results of operations for properties purchased or sold subsequent to April 1, 1997 through June 30, 1998 included 40 properties.

                                Three months ended
                                    June 30,                       Acquisitions/    Properties Held
                                  1998      1997     Difference    Dispositions      Both Periods
                                ------------------   ----------    -------------    ---------------
Rental income                   $30,601   $23,034      $7,567          $7,786           ($219)
Operations, maintenance and
  management                      4,443     3,666         777           1,079            (302)
Real estate taxes                 5,295     4,559         736           1,013            (277)
Depreciation and amortization     5,631     3,925       1,706           1,248             458

Results attributable to acquisition and disposition activities:

Rental income increased from $45,889,000 in the first half of 1997 to $59,337,000 in the first half of 1998, and from $23,034,000 for the three months ended June 30, 1997 to $30,601,000 for the three months ended June 30, 1998. Approximately $15,261,000 of the increase for the six month period was attributable to the Company's acquisition activities, partially offset by $2,027,000 attributable to disposition activities. Approximately $8,579,000 of the increase for the three month period was attributable to the Company's acquisition activities, partially offset by $793,000 attributable to disposition activities.

Operations, maintenance and management expense increased from $6,999,000 in the first half of 1997 to $8,776,000 in the first half of 1998. Operations, maintenance and management expenses incurred for properties acquired during the six month period, net of such expenses eliminated for properties disposed, of $1,747,000 accounted for substantially all of the increase. For the three month period ended June 30, 1998, operations, maintenance and management expense increased $777,000 to $4,443,000 from $3,666,000 for the same period in 1997, despite incurring a net increase of approximately $1,079,000 due to acquisition and disposition activities.

Real estate taxes increased $1,149,000 from $9,627,000 in the first half of 1997 to $10,776,000 in the first half of 1998, despite incurring a net increase of $1,740,000 for acquisition and disposition activities. Real estate taxes increased $736,000 from $4,559,000 for the three month period ended June 30, 1997, to $5,295,000 for the same period in 1998, despite an increase in real estate taxes of $1,013,000 due to the Company's acquisition and disposition activities.

Depreciation and amortization increased from $7,855,000 in the first half of 1997 to $10,594,000 in the first half of 1998. Approximately $2,160,000 of the increase was attributable to the Company's acquisition and disposition activities, and $579,000 was attributable to properties held both periods. For the three month period ended June 30, 1998, depreciation and amortization increased to $5,631,000 from $3,925,000 for the same period in 1997, of which $1,248,000 resulted from acquisition and disposition activities, and $458,000 was attributable to properties held throughout both periods.

Results for properties fully operating throughout both periods:

The remaining increase in rental income for the six month period ended June 30, 1998 of $214,000 was primarily due to increases of $271,000 at Grandview Plaza, due to the commencement of a 30,000 square-foot lease with OfficeMax in the fourth quarter of 1997, $188,000 at the Commons of Chicago Ridge, mostly attributable to the commencement of a 55,000 square-foot lease with JC Penney in the second quarter of 1997, and $156,000 at Har Mar Mall, resulting from successful leasing activity during the second half of 1997 and the first half of 1998. Additionally, a new 40,500 square-foot lease with Stein Mart at Washington Lawndale Commons commencing in the first quarter of 1997 and a new 60,000 square-foot lease with Waccamaw Pottery at Westview Center commencing in the fourth quarter of 1997 contributed to increases in rental income of $99,000 and $98,000, respectively, for the six month period. These increases were partially offset by decreases at Sun Ray Shopping Center of $433,000 due to a $172,500 termination payment received in the second quarter of 1997 combined with a reduction in tax recoveries of $267,000 during 1998 resulting from the negotiation of real estate tax reductions of $367,000 at this property, and $149,000 at High Point Centre due to the termination of a lease with T.J. Maxx in the second quarter of 1998. For the three month period, the decreases at Sun Ray Shopping Center and High Point Centre, combined with a reduction in tax recoveries of $149,000 at all other properties held throughout both three month periods resulting from a reduction in real estate tax expense of $195,000 for such properties, offset the increases attributable to the aforementioned leasing activities.

The remaining decrease in operations, maintenance and management expense of $302,000 for the three month period ended June 30, 1998, compared with the same period in 1997, primarily resulted from a reduction in parking lot repairs of $292,000 for several properties held throughout both quarters. For the six month period, this expense reduction was offset by an increase in bad debt expense reflected in the first quarter of 1998, mostly to reserve a deferred rent receivable balance for HomePlace at Har Mar Mall, the only center owned by the Company containing a HomePlace store, which declared bankruptcy in January 1998.

The remaining decrease in real estate taxes of $591,000, or 7%, for the six months ended June 30, 1998, compared with the same period in 1997, and $277,000, or 6%, for the three months ended June 30, 1998, compared with the same period in 1997, was primarily attributable to the aforementioned reductions of $367,000 and $82,000 for the six and three month periods, respectively, at Sun Ray Shopping Center, as well as reductions for both the six and three month periods at One North State, Village Shopping Center, Westview Center and Har Mar Mall.

The remaining increases in depreciation and amortization of $579,000 and $458,000 for the six and three month periods, respectively, ended June 30, 1998, compared with the same periods in 1997, were primarily a result of new construction and leasing at Grandview Plaza, Village Shopping Center, Westview Center, and Har Mar Mall, combined with the write-off of costs for HomePlace at Har Mar Mall and Montgomery Ward at Heritage Square. These increases were partially offset by a reduction at One North State, since depreciation was suspended for One North State at the end of 1997, when the property was placed for sale.

Non-Property Specific Revenues and Expenses:

Other income increased from $642,000 in the first half of 1997 to $1,059,000 in the first half of 1998, and from $316,000 for the three months ended June 30, 1997 to $440,000 for the three months ended June 30, 1998. Other income contains both property specific and non-property specific income; however, the increases are primarily attributable to property specific sources, including, for the six month period, an increase in sales tax sharing revenue generated at Rollins Crossing and insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997, and, for both the six and three month periods, other income generated at Spring Mall, a shopping center acquired in December 1997, as well as from various other shopping centers acquired during 1997 and 1998.

Mortgage and other interest expense increased to $12,143,000 for the six months ended June 30, 1998, from $7,231,000 during the same period in 1997, and to $6,585,000 from $3,581,000 during the three month period ended June 30, 1998, compared with the same period in 1997. In November 1997, the Company prepaid a $100 million, 7.23% REMIC mortgage note primarily with the proceeds of an offering by Bradley Operating Limited Partnership (the "Operating Partnership") of $100 million, 7% seven-year unsecured Notes due November 15, 2004. Interest on the REMIC mortgage note for the six and three month periods of 1997 amounted to $3,617,000 and $1,808,000, respectively. In addition, in January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout the prior year primarily to fund acquisition activity. Interest incurred on the unsecured Notes for the six and three month periods of 1998 amounted to $6,829,000 and $3,682,000. A higher weighted average balance outstanding on the line of credit during the first half of 1998 compared with the first half of 1997, partially offset by a lower weighted average interest rate, resulted in increases in interest expense on the line of credit of $856,000 and $703,000 for the six and three month periods, respectively. Mortgage debt assumed upon the acquisitions of Spring Mall, Southgate Shopping Center, and Elk Park in December 1997, and Fox River Plaza in June 1998, contributed to increases in interest expense of $871,000 and $439,000 for the six and three month periods, respectively. The Company's weighted average interest rate decreased to 7.20% for the second quarter of 1998 from 7.67% for the second quarter of 1997.

General and administrative expense increased from $2,259,000 during the six months ended June 30, 1997, to $3,120,000 during the six months ended June 30, 1998, and from $1,154,000 for the three months ended June 30, 1997, to $1,717,000 for the three months ended June 30, 1998. The increases are primarily a result of the growth of the Company, including increases in salaries for additional personnel, investor relations for a larger shareholder base, and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions that are not consummated. The Company has historically capitalized portions of internal salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis. On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ruled under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement was effective March 19, 1998.

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

As of June 30, 1998, financial liquidity was provided by $1,695,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $53,800,000. Subsequent to quarter-end, the Company utilized $82,000,000 of net proceeds from the sale of One North State to pay-down the line of credit, further increasing the capacity on the line of credit. In addition, the Company has an effective "shelf" registration statement under which the Company may issue up to $201,412,000 in equity securities and an additional "shelf" registration statement under which the Operating Partnership may issue up to $400,000,000 in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

The mortgage debt outstanding at June 30, 1998 consisted of fixed-rate notes totaling $55,866,000 with a weighted average interest rate of 8.14% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $534,000 during the six months ended June 30, 1998, with another $491,000 scheduled principal payments due for the remainder of the year. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875%, is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $29,197,000 during the first half of 1998, from $19,187,000 during the same period in 1997. The increase is primarily due to the growth of the Company's portfolio, from 34 properties at January 1, 1997, to 66 properties at June 30, 1998.

Funds from operations ("FFO") increased $5,084,000, or 25% from $20,030,000 to $25,114,000 for the six months ended June 30, 1998, compared with the same period in 1997, and $2,565,000, or 25%, from $10,210,000 to $12,775,000 for the three months ended June 30, 1998, compared with the same period in 1997. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. In response to the recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"), the Company has modified its presentation of the calculation of FFO to reflect the potential dilution of the weighted average shares outstanding that could occur if LP Units were converted into common stock on a one-for-one basis as provided in the Operating Partnership Agreement. The effect on the calculation of FFO assuming the conversion of LP Units into common stock results in the addition to net income of the income allocated to minority interest since, for the Company, such allocation represents the income allocated to the LP Unit holders.

Therefore, FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as modified by the effects of Statement No. 128, and as followed by the Company, represents income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are calculated to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. The effect of applying Statement No. 128 to weighted average shares results in the addition of the weighted average LP Units outstanding during the reporting period to the weighted average shares outstanding used in the basic EPS computation, resulting in no effect on FFO per share compared with the previous method of presentation. The Company intends to restate all comparative prior periods in future financial reports to reflect the modification to the presentation of the FFO calculation. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a use of cash of $111,952,000 during the first half of 1998, from a use of cash of $8,877,000 during the same period of 1997.

During the first half of 1998, the Company completed the acquisitions of fourteen shopping centers located in Illinois, Indiana, Kentucky, Michigan, and Wisconsin aggregating 1.7 million square feet for a total purchase price of approximately $111,783,000. Also, during the first half of 1998, the Company completed the sale of a 46,000 square-foot shopping center located in Iowa, for a net sales price of approximately $1,869,000. The Company has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

Financing Activities

Net cash flows provided by financing activities increased to $79,703,000 during the first half of 1998, from a net use of cash of $14,193,000 during the same period in 1997. Distributions (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $16,571,000 in the first half of 1998, and $14,301,000 in the first half of 1997.

Of the fourteen shopping centers acquired during the first half of 1998, thirteen were acquired for cash with financing provided by the Company's unsecured bank line of credit. One shopping center was acquired with cash provided by the Company's unsecured bank line of credit and the assumption of $5,173,000 in non-recourse mortgage indebtedness.

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

In May 1998, the Operating Partnership filed a "shelf" registration statement, under which the Operating Partnership may issue up to $400 million of unsecured, non-convertible investment grade debt securities when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Capital Strategy

As of June 30, 1998, the Company was holding for sale One North State, a 640,000 square foot mixed-use property located in the "loop" area of downtown Chicago, Illinois. The net book value of this property, $52.7 million, has been reclassified on the consolidated balance sheet from "Real estate investments" to "Real estate investments held for sale." The sale of One North State was completed on July 31, 1998 for a net sales price of approximately $82 million, resulting in a gain on sale in the third quarter of approximately $30 million for financial reporting purposes. The net proceeds from the sale were used to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit will be used to acquire additional shopping centers. Although the spread between the yield generated by One North State and the immediate and ultimate redeployment of the sales proceeds will likely be dilutive to earnings in the near term, management believes the proceeds can be better invested in properties with higher growth potential and risk adjusted returns, and that are more in keeping with the Company's strategic focus.

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America Realty Investments, Inc. ("Mid-America"). The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the merger, the Company acquired Mid-America's interest in 25 retail properties located primarily in the Midwest, increasing the total number of properties with ownership interests by the Company to 90, located in 15 states, aggregating over 14 million square feet of rentable space.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock will pay an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments. At any time after five years, the Series A Preferred Stock is redeemable at Bradley's option for $25.00 per share so long as the Bradley common stock is trading at or above the conversion price. In connection with the merger, Bradley will assume all of Mid-America's outstanding liabilities and pay certain transaction costs, making the total purchase price approximately $157 million. The merger has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. Management expects to integrate the 25 retail properties into the existing portfolio through the utilization of four existing field offices and a new field office located in Omaha, Nebraska. The acquisition increases the size and geographic diversity of the portfolio and tenant base, while furthering the Company's strategic business plan of consolidating grocery-anchored retail shopping centers in the Midwest.

Management believes that the Company's recent growth and operating performance have enhanced the Company's ability to further raise both equity and debt capital in the public markets and, as indicated above, the Company has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of debt securities that it may issue pursuant to a "shelf" registration statement. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs or that the terms upon which the Company may be able to raise funds will be attractive or favorable to the Company or to its share owners.

Year 2000 Issues

Many existing computer software programs and operating systems were designed such that the year 1999 is the maximum date that many computer systems will be able to process accurately. In the conduct of its own operations, the Company relies on equipment manufacturers and commercial computer software primarily provided by independent software vendors, and has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its equipment and computer systems.

After an analysis of its potential exposure to information technology systems, including the Company's accounting and lease management systems, the Company believes that such commercial software is either Year 2000 compliant, or is expected to be Year 2000 compliant no later than December 31, 1998. The assessment was based on formal and informal communications with the software vendors, literature supplied with the software, literature supplied in connection with maintenance contracts, and test evaluations of the software. The Company has incurred minimal, if any, costs associated with bringing its information technology systems to be Year 2000 compliant. Based on communications with software providers, the Company does not expect to incur significant costs to become fully Year 2000 compliant.

The Company is in the process of surveying tenants, suppliers and other parties with whom the Company does a significant amount of business to identify the potential exposure in the event such parties are not Year 2000 compliant in a timely manner. At this time, the Company is not aware of any party that is anticipating a material Year 2000 compliance issue. Although the investigations and assessments of possible Year 2000 issues are in a preliminary stage, the Company does not anticipate a material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner due to the number and nature of the Company's diverse tenant base, and because the Company does not rely on a concentration of suppliers and other parties to conduct its business.

In the operation of its properties, the Company has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems,
telephones and other equipment utilizing time-sensitive technology.   The
Company is in the process of evaluating its potential exposure to such non-information technology systems, and expects to be able to complete its assessment during the third quarter of 1998. However, at this time the Company does not expect to incur significant costs to become Year 2000 compliant in a timely manner.

New Accounting Pronouncements

On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ruled under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement is effective May 23, 1998. The pronouncement is not expected to have a material effect on the financial statements of the Company.

FORWARD-LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the Midwestern United States in particular; the financial viability of the Company's tenants; the continuing availability of retail center acquisitions and development opportunities in the Midwest on favorable terms; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
               Not applicable

Item 2.  CHANGES IN SECURITIES
               Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 14, 1998, shares were voted on the following matters as follows (number of shares rounded to nearest full share):

         1.    Election of Directors:

               Nominee                      For           Withheld
               -------                      ---           --------

               Paul G. Kirk, Jr.          18,786,730      197,968
               W. Nicholas Thorndike      18,805,110      179,588

         2. Approval of amendments to the Company's 1993 Stock Option and Incentive Plan as set forth in the Notice and Proxy Statement dated March 31, 1998 for such Meeting.

                      For          Against      Abstained     No Vote
                      ---          -------      ---------     -------
                   15,700,217     3,149,044      135,433         4

         3. To publish in the proxy statement of the next two consecutive shareholder meetings (annual) an appendix concerning the charitable donations program of the Business for the immediate past fiscal year.

                      For          Against      Abstained     No Vote
                      ---          -------      ---------     -------
                    1,167,577    12,971,126      678,826     4,167,169


Item 5.  OTHER INFORMATION
               Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.     Description
               -----------     -----------

               27              Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------
               The following Form 8-K Reports were filed by the registrant with respect to events during the period April 1, 1998 through June 30, 1998:

               1) May 30, 1998 (filed June 2, 1998), reporting in Item 5., the Agreement and Plan of Merger between Mid-America Realty Investments, Inc. and Bradley Real Estate, Inc.

               2)  April 30, 1998 (filed June 17, 1998), reporting in Item 5.,
                   (i) the Executive Employment Agreement with the President and Chief Executive Officer, Thomas P. D'Arcy, (ii) the formation of a co-development program with Oppidan Center Development, LLC, and (iii) the purchase and sale agreement to sell One North State property.

               3) February 13, 1998 (filed June 24, 1998), reporting in Item 5. and Item 7., a combined financial statement, consistent with Regulation S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition cost of a series of properties acquired (or whose acquisition the Company considers probable) during the period January 1, 1998 through June 22, 1998, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1997.


               The following Form 8-K Reports were filed with respect to events occurring subsequent to June 30, 1998:

               1) July 31, 1998 (filed August 7, 1998), reporting in Item 2., the consummation of the merger acquisition of Mid-America Realty Investments, Inc. and the disposition of One North State property.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 13, 1998


                                    Bradley Real Estate, Inc.
                                    Registrant



                                    By:   /s/ Thomas P. D'Arcy
                                       ------------------------------
                                          Thomas P. D'Arcy
                                          Chairman and CEO



                                    By:   /s/ Irving E. Lingo, Jr.
                                       ------------------------------
                                          Irving E. Lingo, Jr.
                                          Chief Financial Officer