Form 10-Q
period 1998-09-30
BRADLEY REAL ESTATE INC
filed 1998-11-13
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


X  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

Indicate the number of Shares outstanding of each class of Common Stock as of September 30, 1998:

    Shares of Common Stock, $.01 par value:  23,846,760 Shares outstanding.

                           BRADLEY REAL ESTATE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)



                                                                             September 30,    December 31,
ASSETS                                                                           1998            1997
                                                                                 ----            ----
Real estate investments-at cost
Accumulated depreciation and amortization                                    $   904,704     $   626,247
Net real estate investments                                                      (53,741)        (40,574)
                                                                             -----------     -----------
                                                                                 850,963         585,673

Real estate investments held for sale                                             49,476          52,692


Other assets:
  Cash and cash equivalents                                                        3,283           4,747
  Rents and other receivables, net of allowance for doubtful accounts
    of $3,486 for 1998 and $2,438 for 1997                                        13,349          13,038
  Investment in partnership                                                       13,260               -
  Deferred charges, net and other assets                                          17,982          12,641
                                                                             -----------     -----------
Total assets                                                                 $   948,313     $   668,791
                                                                             ===========     ===========

LIABILITIES AND SHARE OWNERS' EQUITY

Mortgage loans                                                                   97,640          51,227
Unsecured notes payable                                                         199,527          99,783
Line of credit                                                                  153,400         151,700
Accounts payable, accrued expenses and other liabilities                         32,399          25,086
                                                                            -----------     -----------
Total liabilities                                                               482,966         327,796
                                                                            -----------     -----------


Minority interest                                                                20,693          21,170
                                                                            -----------     -----------


Share owners' equity:
  Shares of preferred stock and paid-in capital, par value $.01 per share;
   liquidation preference $25.00 per share:
     Authorized 20,000,000 shares; 3,480,210 shares issued and outstanding       86,882               -
  Shares of common stock and paid-in capital, par value $.01 per share:
     Authorized 80,000,000 shares; issued and outstanding,
       23,846,760 at September 30, 1998 and 22,999,120 at December 31, 1997     346,887         333,452
  Shares of excess stock, par value $.01 per share:
     Authorized 50,000,000 shares; 0 shares issued and outstanding                    -               -
  Retained earnings (distributions in excess of accumulated earnings)            10,885         (13,627)
                                                                            -----------     -----------

Total share owners' equity                                                      444,654         319,825
                                                                            -----------     -----------
Total liabilities and share owners' equity                                  $   948,313     $   668,791
                                                                            ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)




                                                               Three months ended                      Nine months ended
                                                                  September 30,                          September 30,
                                                                  -------------                          -------------
                                                               1998               1997               1998                 1997
                                                               ----               ----               ----                 ----
Income:
   Rental income                                           $    33,305       $    24,033           $   92,642        $   69,922
   Other income                                                    634               451                1,693             1,093
                                                           -----------       -----------          -----------       -----------
                                                                33,939            24,484               94,335            71,015
                                                           -----------       -----------          -----------       -----------

Expenses:
   Operations, maintenance and management                        4,510             3,479               13,286            10,478
   Real estate taxes                                             5,665             4,025               16,441            13,652
   Mortgage and other interest                                   7,424             4,362               19,567            11,593
   General and administrative                                    2,107             1,536                5,227             3,795
   Depreciation and amortization                                 5,752             4,244               16,346            12,099
                                                           -----------       -----------          -----------        ----------
                                                                25,458            17,646               70,867            51,617
                                                           -----------       -----------          -----------        ----------



Income before equity in earnings of partnership and
  net gain on sale of properties                                 8,481             6,838               23,468            19,398
Equity in earnings of partnership                                  247                 -                  247                 -
Net gain on sale of properties                                  30,555                 -               29,680             1,773
                                                           -----------       -----------          -----------        ----------


Income before allocation to minority interest                   39,283             6,838               53,395            21,171
Income allocated to minority interest                          (2,095)             (277)               (2,892)             (658)
                                                           -----------       -----------          -----------        ----------


Net income                                                      37,188             6,561               50,503            20,513
Preferred share distributions                                  (1,096)                 -               (1,096)                -
Net income attributable to common share owners             -----------       -----------          -----------        ----------
                                                           $    36,092       $     6,561           $   49,407        $   20,513
                                                           ===========       ===========          ===========        ==========


Basic net income per common share                          $      1.52       $      0.30           $     2.09        $     0.95
                                                           ===========       ===========           ==========        ==========

Diluted net income per common share                        $      1.44       $      0.30           $     2.07        $     0.94
                                                           ===========       ===========           ==========        ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                                                                         Retained
                                                                                         earnings
                                                                                       (distributions
                                                       Preferred          Common        in excess of
                                                       shares and       shares and      accumulated
                                                     paid-in capital  paid-in capital    earnings)         Total
                                                     ---------------  ---------------    ---------         -----
Balance at December 31, 1997                                      -    $   333,452       $ (13,627)    $  319,825
  Net income                                                      -              -           6,351          6,351
  Distributions on common stock ($.35 per share)                  -              -          (8,276)        (8,276)
  Issuance of common stock, net of offering
    costs of $112                                                 -          7,489               -          7,489
  Dividend reinvestment participation                             -          1,093               -          1,093
  Exercise of stock options                                       -              4               -              4
  Reallocation of minority interest                               -           (653)              -           (653)
  Shares issued in exchange for Limited
      Partnership units                                           -          2,585               -          2,585
                                                          ---------    -----------      ----------     ----------
Balance at March 31, 1998                                         -        343,970         (15,552)       328,418





  Net income                                                      -              -           6,964          6,964
  Distributions on common stock ($.35 per share)                  -              -          (8,295)        (8,295)
  Dividend reinvestment participation                             -          1,617               -          1,617
  Reallocation of minority interest                               -            (29)              -            (29)
  Shares issued in exchange for Limited
      Partnership units                                           -              7               -              7
                                                          ---------    -----------      ----------     ----------
Balance at June 30, 1998                                          -        345,565         (16,883)       328,682




  Net income                                                      -              -          37,188         37,188
  Distributions on common stock ($.35 per share)                  -              -          (8,324)        (8,324)
  Distributions on preferred stock ($.525 per share)              -              -          (1,096)        (1,096)
  Issuance of preferred stock, net of offering
    costs of $123                                            86,882              -               -         86,882
  Dividend reinvestment participation                             -          1,312               -          1,312
  Reallocation of minority interest                               -            (18)              -            (18)
  Shares issued in exchange for Limited
      Partnership units                                           -             28               -             28
                                                          ---------    -----------      ----------     ----------
Balance at September 30, 1998                             $  86,882    $   346,887      $   10,885     $  444,654
                                                          =========    ===========      ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                                            For the nine months ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                             1998              1997
                                                                                             ----              ----
Cash flows from operating activities:
  Net income                                                                            $   50,503         $  20,513
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           16,346            12,099
    Equity in earnings of partnership                                                         (247)                -
    Amortization of debt premiums net of discounts                                            (176)                -
    Net gain on sale of properties                                                         (29,680)           (1,773)
    Income allocated to minority interest                                                    2,892               658
  Changes in operating assets and liabilities, net of the effect of the
    Mid-America acquisition:
     Increase in rents and other receivables                                                (1,878)           (2,791)
     Increase in accounts payable, accrued expenses and other liabilities                    6,660                88
     Increase in deferred charges                                                           (1,022)           (1,722)
                                                                                        ----------         ---------
       Net cash provided by operating activities                                            43,398            27,072
                                                                                        ----------         ---------





Cash flows from investing activities:
  Expenditures for real estate investments                                                (160,639)          (76,599)
  Cash used for purchase of Mid-America                                                    (28,578)                -
  Expenditures for capital improvements                                                     (7,110)           (6,431)
  Cash distributions from partnership                                                          350                 -
  Net proceeds from sale of properties                                                      83,959            17,260
                                                                                        ----------         ---------
       Net cash used in investing activities                                              (112,018)          (65,770)
                                                                                        ----------         ---------



Cash flows from financing activities:
  Borrowings from line of credit                                                           216,750            78,300
  Payments under line of credit                                                           (215,050)          (20,000)
  Proceeds from issuance of unsecured notes payable                                         99,051                 -
  Expenditures for financing costs                                                          (6,222)             (391)
  Distributions paid to common share owners                                                (24,895)          (21,454)
  Distributions paid to minority interest holders                                           (1,449)             (742)
  Distributions paid to preferred share owners                                              (1,751)                -
  Net proceeds from public offering                                                          7,489                 -
  Proceeds from shares issued under dividend reinvestment plan                               4,022               249
  Exercise of stock options                                                                      4               155
  Pay-off of secured mortgage loans                                                        (10,031)                -
  Principal payments on mortgage loans                                                        (762)             (477)
                                                                                        ----------         ---------
       Net cash provided by financing activities                                            67,156            35,640
                                                                                        ----------         ---------

Net decrease in cash and cash equivalents                                                   (1,464)           (3,058)

Cash and cash equivalents:
  Beginning of period                                                                        4,747             7,462
                                                                                        ----------         ---------
  End of period                                                                         $    3,283         $   4,404
                                                                                        ==========         =========
Supplemental cash flow information:
  Interest paid, net of amount capitalized                                              $   15,663         $  11,613
                                                                                        ==========         =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


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


                                                      Nine Months Ended September 30,
                                 ------------------------------------------------------------------------
                                                 1998                                 1997
                                 -----------------------------------  -----------------------------------
                                   Numerator  Denominator  Per share    Numerator  Denominator  Per share
                                 -----------  -----------  ---------  -----------  -----------  ---------
Basic EPS:
    Net income                   $49,407,000   23,597,218  $    2.09  $20,513,000   21,671,144  $    0.95

Effect of dilutive securities:
    Dilutive options exercised             -       48,338                       -       31,527
    Convertible preferred stock    1,096,000      728,756                       -            -
    Conversion of LP Units         2,892,000    1,398,890                 658,000      700,998
                                 -----------  -----------             -----------  -----------

Diluted EPS:
    Net income                   $53,395,000   25,773,202  $    2.07  $21,171,000   22,403,669  $    0.94
                                 ===========  ===========  =========  ===========  ===========  =========


For the nine months ended September 30, 1998 and 1997, options to purchase 153,500 shares of common stock at prices ranging from $21.25 to $21.35 and 80,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods.


                                                     Three Months Ended September 30,
                                 -----------------------------------------------------------------------
                                                 1998                                1997
                                 -----------------------------------  ----------------------------------
                                  Numerator   Denominator  Per share   Numerator  Denominator  Per share
                                 -----------  -----------  ---------  ----------  -----------  ---------
Basic EPS:
    Net income                   $36,092,000   23,782,221  $   1.52   $6,561,000   21,676,427  $    0.30

Effect of dilutive securities:
    Dilutive options exercised             -       46,466                      -       33,149
    Convertible preferred stock    1,096,000    2,162,504                      -            -
    Conversion of LP Units         2,095,000    1,380,609                277,000      914,849
                                 -----------  -----------             ----------  -----------

Diluted EPS:
    Net income                   $39,283,000   27,371,800  $   1.44   $6,838,000   22,624,425  $    0.30
                                 ===========  ===========  ========   ==========  ===========  =========


For the three months ended September 30, 1998 and 1997, options to purchase 153,500 shares of common stock at prices ranging from $21.25 to $21.35 and 80,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective quarters but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those quarters.

Income allocated to the minority interest reflects weighted average limited partnership units ("LP Units") of interest in Bradley Operating Limited Partnership (the "Operating Partnership") outstanding of 1,398,890 and 700,998 for the nine months ended September 30, 1998 and 1997, respectively, and 1,380,609 and 914,849 for the three months ended September 30, 1998 and 1997, respectively. As of September 30, 1998, there were 1,379,242 LP Units outstanding. The Operating Partnership is a limited partnership of which the Company currently owns an approximate 95% general partner interest.

NOTE 3 - MID-AMERICA MERGER AND ISSUANCE OF PREFERRED STOCK

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America Realty Investments, Inc. ("Mid-America"). The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership, a joint venture which owns two neighborhood shopping centers and one enclosed mall.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments. At any time after five years, the Series A Preferred Stock is redeemable at Bradley's option for $25.00 per share so long as the Bradley common stock is trading at or above the conversion price. In connection with the Merger, Bradley assumed all of Mid-America's outstanding liabilities and paid certain transaction costs, making the total purchase price approximately $157 million. The merger was structured as a tax-free transaction and was treated as a purchase for accounting purposes. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition. The results of operations of Mid-America have been included in the Company's consolidated financial statements from August 6, 1998.

The following table sets forth certain summary unaudited pro forma operating data for the Company as if the Merger had occurred as of January 1, 1998 and 1997 (dollars in thousands, except per share data):


                                          Nine Months Ended September 30,
                              ---------------------------------------------------------
                              Historical      Pro Forma        Historical     Pro Forma
                                 1998           1998              1997          1997
                              ----------      ----------       ----------     ---------
Total revenue                    $94,335       $107,756          $71,015       $ 88,433

Net income                       $49,407       $ 50,085          $20,513       $ 21,559

Basic net income per share         $2.09       $   2.12            $0.95       $   0.99

Diluted net income per share       $2.07       $   2.05            $0.94       $   0.99


The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the nine months ended September 30, 1998 and 1997, nor does such data purport to represent the results to be achieved in future periods.

The Merger resulted in the following non-cash effect on the Company's consolidated balance sheet (dollars in thousands):


Assets acquired                                                      $ (159,433)
Liabilities assumed                                                      43,973
Preferred stock and paid-in capital issued, net of costs                 86,882
                                                                     ----------
Cash used for purchase of Mid-America                                 $ (28,578)
                                                                     ==========

NOTE 4 - INVESTMENT IN PARTNERSHIP

In connection with the Merger acquisition of Mid-America, the Company succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owns two neighborhood shopping centers and one enclosed mall. The enclosed mall is held for sale and is, therefore, not depreciated for financial reporting purposes. In accordance with the purchase method of accounting, the investment in the joint venture has been reflected on the consolidated balance sheet of the Company based upon the fair value of the investment at the date of acquisition, and the Company's share of the results of operations of the partnership have been included on the Company's consolidated statement of income from August 6, 1998. Summarized financial information for Bradley Bethal Limited Partnership is as follows:

Balance Sheet (dollars in thousands)
                                                    September 30, 1998
                                                    ------------------
Assets:
    Cash                                                $       447
    Real estate investments, net                             25,549
    Other assets                                                565
                                                        -----------
    Total assets                                        $    26,561
                                                        ===========

Liabilities and Partners' Capital:
    Accounts payable and other liabilities              $        41
    Partners' capital                                        26,520
                                                        -----------
    Total liabilities and partners' capital             $    26,561
                                                        ===========

Statement of Income (dollars in thousands)
                                                For the period August 6, 1998
                                                  through September 30, 1998
                                                -----------------------------

Total revenues                                             $   746
                                                           =======

Net income                                                 $   494
                                                           =======

Equity in earnings of partnership                          $   247
                                                           =======

NOTE 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 1998, 143,151 shares of common stock were issued in exchange for an equivalent number of LP Units held by the minority interest. Also during the nine months ended September 30, 1998, the acquisitions of two shopping centers included the aggregate assumption of $19,492,000 of non-recourse mortgage indebtedness.

NOTE 6 - PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first three quarters of 1998, in addition to the properties acquired in connection with the Merger, the Company completed the acquisitions of nineteen shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, and Wisconsin aggregating 2.6 million square feet for a total purchase price of approximately $178.9 million, increasing the total number of properties with ownership interests by the Company to 95, located in 16 states, aggregating over 15 million square feet of rentable space. The Company has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

In May 1998, the Company sold a 46,000 square-foot property located in Iowa for a net sales price of $1.9 million, resulting in a provision for loss of $875,000 in the first quarter. On July 31, 1998, the Company completed the sale of One North State, a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois for a net sales price of approximately $82.1 million, resulting in a gain on sale of approximately $30.6 million for financial reporting purposes. The net proceeds from the sales were used to reduce outstanding borrowings under the line of credit.

NOTE 7 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of September 30, 1998, the Company was holding for sale seven non-core properties, consisting of four enclosed malls and three community shopping centers, all acquired in connection with the Merger acquisition of Mid-America. The net book value of these properties, $49.5 million, has been classified on the consolidated balance sheet as "Real estate investments held for sale." The Company expects to use the net proceeds from such sale or sales to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers (or partial interests in real estate assets through participation in joint venture transactions) within the target market and that are more in keeping with the Company's grocery-anchored community shopping center focus. Properties held for sale are not depreciated for financial reporting purposes.

NOTE 8 - ISSUANCE OF UNSECURED NOTES PAYABLE

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

NOTE 9 - ISSUANCE OF COMMON STOCK

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were used to reduce outstanding borrowings under the line of credit. During 1998, the Company has also issued an aggregate of 197,301 shares under its Dividend Reinvestment and Stock Purchase Plan, providing net proceeds of approximately $4.0 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America Realty Investments, Inc. ("Mid-America"). The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership, a joint venture which owns two neighborhood shopping centers and one enclosed mall. Under the purchase method of accounting, the results of operations of Mid-America have been included in the Company's consolidated financial statements from the date of acquisition.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments.

Throughout 1997, the Company acquired 25 shopping centers at an aggregate cost of approximately $189.3 million, and completed the sales of four shopping centers for net sales proceeds of approximately $25.3 million. During the first three quarters of 1998, in addition to the properties acquired in connection with the Merger, the Company acquired 19 shopping centers at an aggregate cost of approximately $178.9 million, and completed the sales of two properties for net sales proceeds of approximately $83.9 million, consisting of the following:

Acquisition and Disposition Activities:

                  Acquisitions                                       Date
        --------------------------------------                 -----------------

        Kings Plaza, Richmond, IN                              February 13, 1998
        Sagamore Park, West Lafayette, IN                      March 5, 1998
        Oak Creek Centre, Oak Creek, WI                        March 13, 1998
        Courtyard Shopping Center, Burton, MI                  March 31, 1998
        Midtown Mall, Ashland, KY                              March 31, 1998
        Redford Plaza, Redford, MI                             April 10, 1998
        Butterfield Plaza, Libertyville, IL                    May 13, 1998
        Camelot Center, Louisville, KY                         May 13, 1998
        Dixie Plaza, Louisville, KY                            May 13, 1998
        Plainview Village, Louisville, KY                      May 13, 1998
        Bartonville Square, Peoria, IL                         May 28, 1998
        Garden Plaza, Franklin, WI                             June 10, 1998
        Fox River Plaza, Burlington, WI                        June 23, 1998
        Lincoln Park Plaza, New Haven, IN                      June 26, 1998
        Mid-America (25 properties)                            August 6, 1998
        Midtown Plaza, Shawnee, KS                             August 19, 1998
        Ellisville Square, Ellisville, MO                      August 21, 1998
        Doubletree Plaza, Winfield, IN                         August 28, 1998
        Clocktower Plaza, Lima, OH                             September 1, 1998
        Salem Consumer Square, Dayton, OH                      September 4, 1998

                 Dispositions                                        Date
        --------------------------------------                 -----------------
        Holiday Plaza, Cedar Falls, IA                         May 14, 1998
        One North State, Chicago, IL                           July 31, 1998

For the nine months ended September 30, 1998, net income attributable to common share owners increased $28,894,000 from $20,513,000 in 1997 to $49,407,000 in
1998. For the three months ended September 30, 1998, net income attributable to common share owners increased $29,531,000 from $6,561,000 in 1997 to $36,092,000 in 1998. Results for the nine month period in 1998 included a net gain on sale of properties of $29,680,000 compared with a net gain on the sale of properties in 1997 of $1,773,000. Results for the three month period in 1998 included a net gain on sale of properties of $30,555,000. Income before the net gain on sale and before income allocated to minority interest, increased $4,317,000, or 22%, from $19,398,000 for the nine months ended September 30, 1997 to $23,715,000 for the nine months ended September 30, 1998. Income before the net gain on sale, and before income allocated to minority interest, increased $1,890,000, or 28%, from $6,838,000 for the quarter ended September 30, 1997 to $8,728,000 for the quarter ended September 30, 1998. Distributions on the newly created Series A Preferred Stock for the period August 6, 1998 through September 30, 1998 amounted to $1,096,000. Basic net income per share increased from $0.95 per share for the nine months ended September 30, 1997 to $2.09 per share for the same period in 1998, and increased from $0.30 per share for the quarter ended September 30, 1997 to $1.52 per share for the same period in 1998. The computation of diluted net income per share resulted in a $0.08 per share reduction in the Company's basic net income per share from $1.52 per share to $1.44 per share for the quarter ended September 30, 1998 but had no effect on the Company's basic net income per share for the quarter ended September 30, 1997. The computation of diluted net income per share resulted in a $0.02 reduction in the Company's basic net income per share from $2.09 to $2.07 for the nine months ended September 30, 1998, and resulted in a $0.01 reduction from $0.95 per share to $0.94 per share for the nine months ended September 30, 1997.


Results of operations for properties consolidated for financial reporting purposes and held throughout both nine month periods ended September 30, 1998 and 1997 included 29 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1997 through September 30, 1998 included 69 properties.

Property Specific Revenues and Expenses (in thousands of dollars):



                                       Nine months ended
                                         September 30,                                              Properties
                                      -------------------                       Acquisitions/       held both
                                      1998           1997       Difference      dispositions         periods
                                      ----           ----       ----------      ------------        ----------
Rental income                       $92,642        $69,922        $22,720          $22,535            $  185
Operations, maintenance and
  management                         13,286         10,478          2,808            2,875               (67)
Real estate taxes                    16,441         13,652          2,789            2,436               353
Depreciation and amortization        16,346         12,099          4,247            2,869             1,378

Results of operations for properties consolidated for financial reporting purposes and held throughout both three month periods ended September 30, 1998 and 1997 included 36 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to July 1, 1997 through September 30, 1998 included 62 properties.


                                      Three months ended                                            Properties
                                         September 30,                          Acquisitions/       held both
                                      -------------------       Difference      dispositions         periods
                                      1998           1997       ----------      -------------       ----------
                                      ----           ----
Rental income                       $33,305        $24,033         $9,272           $9,135            $  137
Operations, maintenance and
  management                          4,510          3,479          1,031            1,175              (144)
Real estate taxes                     5,665          4,025          1,640              701               939
Depreciation and amortization         5,752          4,244          1,508            1,203               305

Results attributable to acquisition and disposition activities:

Rental income increased from $69,922,000 in the first three quarters of 1997 to $92,642,000 in the first three quarters of 1998, and from $24,033,000 for the three months ended September 30, 1997 to $33,305,000 for the three months ended September 30, 1998. Approximately $27,773,000 of the increase for the nine month period was attributable to the Company's acquisition activities, partially offset by $5,238,000 attributable to disposition activities, primarily One North State. Approximately $12,366,000 of the increase for the three month period was attributable to the Company's acquisition activities, including $3,792,000 for properties acquired in the Merger acquisition of Mid-America, partially offset by $3,231,000 attributable to disposition activities.

Operations, maintenance and management expense increased from $10,478,000 in the first three quarters of 1997 to $13,286,000 in the first three quarters of 1998. Operations, maintenance and management expenses incurred for properties acquired during the nine month period, net of such expenses eliminated for properties disposed, of approximately $2,875,000 accounted for substantially all of the increase. For the three month period ended September 30, 1998, operations, maintenance and management expense increased $1,031,000 to $4,510,000 from $3,479,000 for the same period in 1997, despite incurring a net increase of approximately $1,175,000 due to acquisition and disposition activities.

Real estate taxes increased $2,789,000 from $13,652,000 in the first three quarters of 1997 to $16,441,000 in the first three quarters of 1998. Real estate taxes increased $1,640,000 from $4,025,000 for the three month period ended September 30, 1997, to $5,665,000 for the same period in 1998. Approximately $2,436,000 of the increase during the first three quarters of 1998 compared with 1997, and approximately $701,000 of the increase for the third quarter of 1998 compared with the third quarter of 1997, was attributable to acquisition and disposition activities.

Depreciation and amortization increased from $12,099,000 in the first three quarters of 1997 to $16,346,000 in the first three quarters of 1998. Approximately $2,869,000 of the increase was attributable to the Company's acquisition and disposition activities, and $1,378,000 was attributable to properties held both periods. For the three month period ended September 30, 1998, depreciation and amortization increased to $5,752,000 from $4,244,000 for the same period in 1997, of which $1,203,000 resulted from acquisition and disposition activities, and $305,000 was attributable to properties held throughout both periods.

Results for properties fully operating throughout both periods:

On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ruled under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Previously, the Company recognized percentage rental income each period based on reasonable estimates of tenant sales. Largely due to the implementation of EITF No. 98-9, percentage rental income for properties held throughout both nine and three month periods ended September 30, 1998 decreased approximately $427,000 and $416,000, respectively.

Although the increase in rental income for properties held throughout both nine month periods ended September 30, 1998 and 1997 was less than 1% (including the aforementioned reduction for percentage rental income), decreases in rental income of $441,000 at Heritage Square, $422,000 at Sun Ray Shopping Center, and $216,000 at High Point Centre were offset by increases of $529,000 at Westview Center, $365,000 at Grandview Plaza, and $217,000 at Rivercrest Shopping Center. The decrease at Heritage Square was caused by an expected vacancy of Montgomery Ward in the first quarter of 1998, following the tenant's declaration of bankruptcy in 1997. A 62,000 square-foot lease with Carson Pirie Scott was signed in the third quarter of 1998, expected to commence in the second half of 1999, to replace approximately one half the space previously occupied by Montgomery Ward. The decrease at Sun Ray Shopping Center was primarily due to a $172,500 termination payment received in the second quarter of 1997 combined with a reduction in real estate tax recoveries of $269,000 resulting from the negotiation of real estate tax reductions of $369,000 compared with the prior year. The decrease in rental income at High Point Centre was due to the termination of a lease with T.J. Maxx in the second quarter of 1998. Increases in real estate tax recoveries at Westview Center and Rivercrest Shopping Center resulted from an increase in real estate taxes of $355,000 and $193,000, respectively, due to the negotiation of tax reductions at these centers in the prior year nine month period. The increase in rental income at Westview Center is also attributable to a 60,000 square-foot lease with Waccamaw Pottery commencing in the fourth quarter of 1997. The increase at Grandview Plaza was primarily due to the commencement of a 30,000 square-foot lease with OfficeMax in the fourth quarter of 1997.

For the three month period, the aforementioned decrease in percentage rental income, and decreases in rental income at Heritage Square and High Point Centre were more than offset by increases at Westview Center, Grandview Plaza, and Rivercrest Shopping Center. However, an additional decrease during the three month period at Har Mar Mall of $186,000, resulting from the expected vacancy of HomePlace in August, which declared bankruptcy in January 1998, kept the increase in rental income below 1%. While lease negotiations are ongoing for a replacement tenant, a reduction in rental income at this property is expected in future quarters. An increase in rental income is expected at the Commons of Crystal Lake, where a 30,000 square-foot lease was signed with Toys 'R' Us in the third quarter of 1998, expected to commence in the first quarter of 1999, to occupy half of the space formerly occupied by Jewel, which had a grand opening for their newly expanded 71,000 square-foot space at this center in the third quarter of 1998. Rental income is expected to increase at Rollins Crossing due to a 71,000 square-foot lease with Regal Cinema commencing in October 1998, and at Sun Ray Shopping Center due to a newly signed lease for 26,000 square feet with Bally's Total Fitness, expected to commence in the first half of 1999.

The remaining increase in real estate taxes of $353,000, or 4%, for the nine month period ended September 30, 1998, compared with the same period in 1997, and $939,000, or 34%, for the three months ended September 30, 1998, compared with the same period in 1997, was primarily attributable to the aforementioned increases at Westview Center of $355,000 and $500,000 for the nine and three month periods, respectively, and increases at Rivercrest Shopping Center of $193,000 and $254,000 for the nine and three month periods, respectively, both due to the negotiation of tax reductions at these centers in the third quarter of 1997, partially offset by the aforementioned reduction of real estate taxes at Sun Ray Shopping Center of $369,000 during the nine month period due to an abatement received in the first quarter of 1998.

The remaining increases in depreciation and amortization of $1,378,000 and $305,000 for the nine and three month periods, respectively, ended September 30, 1998, compared with the same periods in 1997, were primarily a result of new construction and leasing at Grandview Plaza, Village Shopping Center, Westview Center, and Har Mar Mall, combined with the write-off of costs in previous quarters for HomePlace at Har Mar Mall and Montgomery Ward at Heritage Square.

Non-Property Specific Revenues and Expenses:

Other income increased from $1,093,000 in the first three quarters of 1997 to $1,693,000 in the first three quarters of 1998, and from $451,000 for the three months ended September 30, 1997 to $634,000 for the three months ended September 30, 1998. Other income contains both property specific and non-property specific income; however, the increases are primarily attributable to property specific sources, including, for the nine month period, an increase in sales tax sharing revenue generated at Rollins Crossing and insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997, and, for both the nine and three month periods, other income generated at Spring Mall, a shopping center acquired in December 1997, as well as from various other shopping centers acquired during 1997 and 1998.

Mortgage and other interest expense increased to $19,567,000 for the nine months ended September 30, 1998, from $11,593,000 during the same period in 1997, and to $7,424,000 from $4,362,000 during the three month period ended September 30, 1998, compared with the same period in 1997. In November 1997, the Company prepaid a $100 million, 7.23% REMIC mortgage note primarily with the proceeds of an offering by Bradley Operating Limited Partnership (the "Operating Partnership") of $100 million, 7% seven-year unsecured Notes due November 15, 2004. Interest on the REMIC mortgage note for the nine and three month periods of 1997 amounted to $5,425,000 and $1,808,000, respectively. In addition, in January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout the prior year primarily to fund acquisition activity. Interest incurred on the unsecured Notes for the nine and three month periods of 1998 amounted to $10,530,000 and $3,701,000. A higher weighted average balance outstanding on the line of credit during the first three quarters of 1998 compared with the first three quarters of 1997, partially offset by a lower weighted average interest rate, resulted in increases in interest expense on the line of credit of $1,091,000 and $235,000 for the nine and three month periods, respectively. Mortgage debt assumed upon the acquisitions of Spring Mall, Southgate Shopping Center, and Elk Park in December 1997, and Fox River Plaza in June 1998, and Salem Consumer Square in September 1998, as well as eight mortgage notes assumed in connection with the Merger acquisition of Mid-America contributed to increases in interest expense of $1,725,000 and $917,000 for the nine and three month periods, respectively. The Company's weighted average interest rate decreased to 7.21% for the third quarter of 1998 from 7.52% for the third quarter of 1997.

General and administrative expense increased from $3,795,000 during the nine months ended September 30, 1997, to $5,227,000 during the nine months ended September 30, 1998, and from $1,536,000 for the three months ended September 30, 1997, to $2,107,000 for the three months ended September 30, 1998. The increases are primarily a result of the growth of the Company, including increases in salaries for additional personnel, investor relations for a larger shareholder base, and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions that are not consummated. During the third quarter of 1998, several potential property acquisitions were abandoned, resulting in a charge to general and administrative expense of approximately $200,000. The potential acquisitions were abandoned as a result of a softening in the equity capital markets and general decrease in liquidity in the debt capital markets, as the Company decided to reevaluate the utilization of capital resources and protect its liquidity. Additionally, the Company had historically capitalized portions of salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis allocated to completed acquisitions. On March 19, 1998, the EITF of the Financial Accounting Standards Board ruled under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement was effective March 19, 1998.

The equity in earnings of partnership of $247,000 during the three and nine month periods ended September 30, 1998, consists of the Company's 50% general partner interest in Bradley Bethal Limited Partnership, a partnership interest assumed in connection with the Merger acquisition of Mid-America. The equity in earnings comprises 50% of the operations of the partnership from the date of the Merger.

The income allocated to minority interest represents the net income allocated to the limited partners in the Operating Partnership, and is based on the weighted average number of limited partnership units in the Operating Partnership ("LP Units") outstanding during the period. The increase during the three and nine month periods ended September 30, 1998 compared with the same periods in 1997, is primarily attributable to the proportionate allocation of the $30,555,000 net gain on the sale of One North State in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of securities. The Company may also acquire properties through the direct issuance of securities of the Company, or through the issuance of LP Units. Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

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

As of September 30, 1998, financial liquidity was provided by $3,283,000 in cash and cash equivalents and by the Company's unused balance on the line of credit of $46,600,000. Management is in the process of increasing the availability on the line of credit to $250 million from $200 million, which is expected to provide additional liquidity to the Company. The remaining terms under the line of credit, including interest rate clauses, covenants, and the maturity date, are expected to remain substantially the same as those under the current line of credit facility. In addition, the Company has an effective "shelf" registration statement under which the Company may issue up to $201,412,000 in equity securities and an additional "shelf" registration statement under which the Operating Partnership may issue up to $400,000,000 in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During the third quarter of 1998, the Company's Operating Partnership implemented a Medium-Term Note Program providing the Company and its Operating Partnership with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

The mortgage debt outstanding at September 30, 1998 consisted of fixed-rate notes totaling $97,640,000 with a weighted average interest rate of 7.52% maturing at various dates through 2016. In September 1998, approximately $10,031,000 of mortgage indebtedness, with an interest rate of 9.875%, was paid-off upon maturity with cash provided by the line of credit. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $762,000 during the nine months ended September 30, 1998, with another $563,000 scheduled principal amortization due for the remainder of the year. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $43,398,000 during the first three quarters of 1998, from $27,072,000 during the same period in 1997. The increase is primarily due to the growth of the Company's portfolio, from interests in 34 properties at January 1, 1997, to 95 properties at September 30, 1998.

Funds from operations ("FFO") increased $7,373,000, or 24% from $30,927,000 to $38,300,000 for the nine months ended September 30, 1998, compared with the same period in 1997, and $2,288,000, or 21%, from $10,898,000 to $13,186,000 for the three months ended September 30, 1998, compared with the same period in 1997. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. In response to the recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"), the Company has modified its presentation of the calculation of FFO to reflect the potential dilution of the weighted average shares outstanding that could occur if LP Units were converted into common stock on a one-for-one basis as provided in the Operating Partnership Agreement. The effect on the calculation of FFO assuming the conversion of LP Units into common stock results in the addition to net income of the income allocated to minority interest since, for the Company, such allocation represents the income allocated to the LP Unit holders. Therefore, FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as modified by the effects of Statement No. 128, and as followed by the Company, represents income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are calculated to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. The effect of applying Statement No. 128 to weighted average shares results in the addition of the weighted average LP Units outstanding during the reporting period to the weighted average shares outstanding used in the basic EPS computation, resulting in no effect on FFO per share compared with the previous method of presentation. The Company intends to restate all comparative prior periods in future financial reports to reflect the modification to the presentation of the FFO calculation. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a use of cash of $112,018,000 during the first three quarters of 1998, from a use of cash of $65,770,000 during the same period of 1997.

During the first three quarters of 1998, in addition to the properties acquired in connection with the Merger acquisition of Mid-America, the Company completed the acquisitions of nineteen shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio and Wisconsin aggregating 2.6 million square feet for a total purchase price of approximately $178,900,000. Also, during the first three quarters of 1998, the Company completed the sales of a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois for a net sales price of approximately $82,090,000, and a 46,000 square-foot shopping center located in Iowa, for a net sales price of approximately $1,869,000.

Financing Activities

Net cash flows provided by financing activities increased to $67,156,000 during the first three quarters of 1998, from $35,640,000 during the same period in 1997. Distributions to common and preferred share owners as well as to the minority interest (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $28,095,000 in the first three quarters of 1998, and $22,196,000 in the first three quarters of 1997.

The Merger acquisition of Mid-America was financed through the issuance of approximately 3.5 million shares of Series A Preferred Stock with a $25.00 liquidation value, the assumption of Mid-America's liabilities including approximately $66 million of debt of which $28 million was prepaid at close, and the payment of certain transaction costs.

Of the nineteen additional shopping centers acquired during the first three quarters of 1998, seventeen were acquired with cash from financing provided by the Company's unsecured bank line of credit. Two shopping centers were acquired with cash provided by the Company's unsecured bank line of credit and the assumption of $19,492,000 in non-recourse mortgage indebtedness.

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

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share from a "shelf" registration filed in May 1997. During 1998, the Company has also issued an aggregate of 197,301 shares under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds from these issuances of approximately $7,600,000 and $4,022,000, respectively, were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

As of September 30, 1998, the Company was holding for sale seven non-core properties, consisting of four enclosed malls and three community shopping centers, all acquired in connection with the Merger acquisition of Mid-America. The net book value of these properties, $49.5 million, has been classified on the consolidated balance sheet as "Real estate investments held for sale." The Company expects to use the net proceeds from such sale or sales to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers (or partial interests in real estate assets through participation in joint venture transactions) within the target market and that are more in keeping with the Company's grocery-anchored community shopping center focus. Although the spread between the yield generated by the four enclosed malls and the immediate and ultimate redeployment of the sales proceeds may be dilutive to earnings in the near term, management believes the proceeds can be better invested in properties with higher growth potential and risk adjusted returns.

Management believes that the Company's recent growth and operating performance have enhanced the Company's ability to further raise both equity and debt capital in the public markets at such time as management determines that market conditions and the opportunity to utilize the proceeds for the issuance of securities are favorable. As indicated above, the Company has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of debt securities that it may issue pursuant to a "shelf" registration statement and by implementing a Medium-Term Note Program providing the Company and its Operating Partnership with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner. However, a recent softening in the equity capital markets and general reduction in liquidity in the debt capital markets has limited the Company's ability to raise new capital from external sources. As a result, the Company is evaluating various joint venture alternatives in order to conserve liquidity while taking advantage of favorable investment opportunities and alternative sources of investment capital. In addition, the Company is seeking to increase the availability under its line of credit from $200 to $250 million, further increasing its liquidity which the Company believes is prudent given the difficult capital markets environment. The Company will continue to judiciously use its flexibility in evaluating investment opportunities in order to maximize value to its share owners.

Year 2000 Issues

The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Many existing computer software programs and operating systems were designed such that the year 1999 is the latest year for which many computer systems will be able to process dates accurately. In the conduct of its own operations, the Company relies on equipment manufacturers and commercial computer software primarily provided by independent software vendors, and has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its equipment and computer systems.

The Company has undertaken a five-step program in order to achieve Year 2000 readiness including:

* Awareness - Education involving all levels of Bradley personnel regarding Year 2000 implications.

* Inventory - Creating a checklist and conducting surveys to identify Year 2000 compliance issues in all systems, including both mechanical and information systems. The surveys were also designed to identify critical outside parties such as banks, tenants, suppliers and other parties with whom the Company does a significant amount of business, for purposes of determining potential exposure in the event such parties are not Year 2000 compliant.

* Assessment - Based upon the results of the inventory and surveys, assessing the nature of identified Year 2000 issues and developing strategies to bring the Company's systems into substantial compliance with respect to Year 2000.

* Correction and Testing - Implementing the strategy developed during the assessment phase.

* Implementation - Incorporating repaired or replaced systems into the Company's systems environment.

The program, which is ongoing, has yielded the following conclusions:

With respect to its potential exposure to information technology systems, including the Company's accounting and lease management systems, the Company believes that such commercial software is either Year 2000 compliant or expected to be Year 2000 compliant no later than December 31, 1998. The assessment was based upon formal and informal communications with software vendors and literature supplied with certain software. The Company has incurred minimal costs associated with bringing its information technology systems to be Year 2000 compliant, and based on communications with software providers, the Company does not expect to incur significant costs to become fully Year 2000 compliant itself.

In the operation of its properties, the Company has acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company has substantially completed its evaluation of its potential exposure to such non-information technology systems and does not expect to incur significant costs to become Year 2000 compliant.

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

Although the Company is aware that it may not, in fact, be Year 2000 compliant upon the year 2000, at this time the Company has not adopted a contingency plan for the conduct of its own operations because the Company expects to be Year 2000 compliant in advance of the year 2000. However, the Company will continue to monitor its progress and state of readiness, and will be prepared to adopt a contingency plan with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Company conducts business, the Company does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 complaint. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Company is prepared to develop contingency plans, accordingly.

FORWARD-LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the Midwestern United States in particular; the financial viability of the Company's tenants; the continuing availability of retail center acquisitions and development opportunities in the Midwest on favorable terms; the availability of equity and debt capital in the public markets; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
            Not applicable

Item 2.  CHANGES IN SECURITIES

            In connection with the Merger, the Company issued approximately 3,480,210 shares of 8.4% Series A Preferred Stock, as to which the Company filed a Form 8-A registration statement dated July 9, 1998 under Section 12(b) of the Securities Exchange Act of 1934 and whose terms are described in Registration Statement on Form S-4 (Registration No. 333-57125) filed under the Securities Act of 1933 on June 18, 1998, which description is incorporated herein by reference. Except to the extent the Company is required by the terms of the Series A Preferred Stock to make periodic or liquidating distributions with respect to the Series A Preferred Stock prior to making periodic or liquidating distributions with respect to Common Stock, the issuance of the Series A Preferred Stock does not materially limit or qualify the rights of holders of Common Stock (the Company believing that the voting rights and conversion rights of the Series A Preferred stock do not limit or qualify rights of holders of Common Stock).

Item 3.  DEFAULTS UPON SENIOR SECURITIES
            Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

Item 5.  OTHER INFORMATION
            Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)                Exhibit No.                Description
                            -----------           -----------------------
                                27                Financial Data Schedule

         (b) Reports on Form 8-K

             The following Form 8-K Reports were filed by the registrant during the period July 1, 1998 through September 30, 1998:

             1) July 31, 1998 (filed August 7, 1998), reporting in Item 2., the consummation of the merger acquisition of Mid-America Realty Investments, Inc. and the disposition of One North State property.

             2)    February 13, 1998 (filed September 24, 1998), reporting in
                   Item 5. and Item 7., a combined financial statement, consistent with Regulation S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition cost of a series of properties acquired (or whose acquisition the Company considers probable) during the period January 1, 1998 through September 23, 1998, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1997.

             3)    September 28, 1998 (filed September 29, 1998), reporting in
                   Item 5., the filing by Bradley Operating Limited Partnership a Prospectus Supplement to the Partnership's Prospectus dated May 14, 1998, for the commencement of a Medium-Term Note Program which provides that the Partnership may offer and sell from time to time its Medium-Term Notes due nine months or more from date of issue in an aggregate principal amount of up to $150 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  September 13, 1998


                                                  Bradley Real Estate, Inc.
                                                  Registrant



                                                  By:   /s/ Thomas P. D'Arcy
                                                     ------------------------
                                                        Thomas P. D'Arcy
                                                        Chairman and CEO



                                                  By:   /s/ Irving E. Lingo, Jr.
                                                     ------------------------
                                                        Irving E. Lingo, Jr.
                                                        Chief Financial Officer