Form 10-K405
period 1998-12-31
BRADLEY REAL ESTATE INC
filed 1999-03-29
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

                         Commission File Number 1-10328

                            BRADLEY REAL ESTATE, INC.
             (Exact name of Registrant as specified in its charter)

       Maryland                                          04-6034603
(State of Organization)                     (I.R.S. Employer Identification No.)

                       40 Skokie Blvd., Northbrook, IL           60062
                   (Address of Principal Executive Offices)    (ZIP Code)

Registrant's telephone number, including area code (847) 272-9800

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
   Common Stock                               New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of 23,685,841 shares of Common Stock believed to be held by non-affiliates of the registrant based upon the $19 3/16 closing price for such Shares on March 1, 1999, on the New York Stock Exchange: $454,472,074

Number of Common Shares outstanding as of March 1, 1999:  24,055,930


DOCUMENTS INCORPORATED BY REFERENCE

Registrant expects to file no later than April 1, 1999, its definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions thereof described in Items 10, 11, 12 and 13 hereof.

STATEMENTS MADE OR INCORPORATED IN THIS REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS OUR BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR ABILITY TO OBTAIN DEBT OR EQUITY FINANCING, OUR QUALIFICATION AS A REIT, POTENTIAL ACQUISITIONS OR DISPOSITIONS OF PROPERTIES, PORTFOLIOS OR OTHER ENTITIES, OUR CAPITAL RESOURCES AND LIQUIDITY, DEVELOPMENT ACTIVITIES AND OTHER TRENDS OR EVENTS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS. WE CAUTION YOU THAT, WHILE FORWARD-LOOKING STATEMENTS REFLECT OUR GOOD FAITH BELIEFS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS OUTSIDE OF OUR CONTROL. IN ADDITION, WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. CERTAIN FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGE 15 OF THIS REPORT.

                                     PART I

ITEM 1.       BUSINESS

Bradley Real Estate, Inc., Bradley Operating Limited Partnership and their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms "we," "us," and "ours" refer to the business and properties of all these entities, unless the context indicates otherwise. Similarly, references to Bradley or Bradley Operating Limited Partnership (commonly referred to as "the Operating Partnership") in discussions of Bradley's business also refer to Bradley's predecessors, subsidiaries and affiliated entities, unless the context indicates otherwise.

General

Bradley is a real estate investment trust with internal property management, leasing and development capabilities that owns and operates, develops and redevelops community and neighborhood shopping centers in the Midwest region of the United States. Such centers are typically anchored by grocery stores which are complemented with other tenants providing a wide range of other goods and services to shoppers. As a result, the centers are used by members of the surrounding community for their day-to-day living needs. Our mission is to provide superior total returns to our shareowners by creating sustainable growth in per share cash flow through the ownership, operation, development and redevelopment of grocery-anchored retail properties in the Midwest region of the United States. Based on our past experience, we believe this type of shopping center offers strong and predictable daily consumer traffic and is less susceptible to downturns in the general economy than shopping centers whose principal tenants are department stores or stores primarily selling apparel or leisure items. As of December 31, 1998, we owned 98 properties in 16 states, aggregating approximately 15.8 million square feet of gross leasable area. Title to such properties is held by or for the benefit of Bradley Operating Limited Partnership. Bradley conducts substantially all of its business through the Operating Partnership. Bradley is currently the sole general partner and owner of approximately 87% of the economic interests in the Operating Partnership.

Our portfolio of shopping centers consists of a diverse tenant base, comprising over 2,000 leases with no one tenant accounting for as much as 4% of annualized base rent. Over the past several years we have further diversified our income stream across many Midwest markets in order to insulate the Company from economic trends affecting any particular market.

As part of our ongoing business, we regularly evaluate, and engage in discussions with public and private entities regarding possible portfolio or asset acquisitions or business combinations. In evaluating potential acquisitions, we focus principally on community and neighborhood shopping centers in our Midwest target market that are anchored by strong national, regional and independent grocery store chains.

During 1997, we acquired 25 shopping centers aggregating over 3.1 million square feet of gross leasable area for an aggregate acquisition price of approximately $189.3 million. On August 6, 1998, we completed the merger acquisition of Mid-America Realty Investments, Inc., a REIT owning interests in 25 properties aggregating approximately 3.3 million square feet primarily located in the Midwest region of the United States. In addition to the properties acquired in connection with the merger acquisition of Mid-

America, during 1998 we acquired 22 properties, aggregating 3.0 million square feet of gross leasable area for an aggregate acquisition price of approximately $202.8 million.

Our finance, accounting, research and administrative functions are handled by a central office staff located in our Northbrook, Illinois headquarters. We maintain regional property management and leasing offices at properties located in Chicago, Peoria, Minneapolis, St. Louis, Indianapolis, Kansas City, Louisville, Milwaukee, Nashville, and Omaha in order that as many properties as practicable have professionals located within a one to two hour drive. At December 31, 1998, we had 206 employees.

1998 Highlights

During 1998, we continued to focus on three main strategic objectives: maximizing the cash flows from our existing properties, continuing to grow through opportunistic acquisitions, and positioning our capital structure for future growth.

Management and Leasing Activity

Our management and leasing activities focus on maximizing current cash flows from our properties while enhancing long-term value. Primary attention during 1998 was focused on the retenanting of several major vacancies at certain of our properties while continuing to improve overall occupancy rates, seeking new tenants and renewing current tenants at favorable rates.

-    The properties at December 31, 1998 had an aggregate occupancy rate of 93%.

- During 1998, we signed 142 new leases totaling 663,000 square feet at an average rent for comparable space of $10.91 per square foot, representing an increase of 11.9% over the prior average rental rate.

- During 1998, we renewed 170 leases totaling 658,000 square feet at an average rate of $10.07 per square foot, representing an increase per square foot of 6.2% over the prior average rental rate.

-    Significant leases completed during 1998 included the following:

     - 30,000 square-foot lease with Toys 'R Us at Commons of Crystal Lake for half the space formerly occupied by Jewel/Osco, which signed a lease for a newly expanded 71,000 square-foot space at this center

     -   71,000 square-foot space for Regal Cinema at Rollins Crossing

     - 62,000 square-foot lease with Carson Pirie Scott at Heritage Square to replace approximately one half the space previously occupied by Montgomery Ward & Co., Incorporated, which declared bankruptcy in July 1997 and vacated in early 1998

     -   36,000 square-foot lease with Babies 'R Us at High Point Centre

     -   28,000 square-foot lease with Marshalls at Commons of Crystal Lake

     - 26,000 square-foot lease with Bally's Total Fitness at Sun Ray Shopping Center

     -   24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza

     -   22,000 square-foot lease with Pep Boys at Brookdale Square

- Leasing challenges for 1999 include the remaining space previously occupied by Montgomery Ward & Co., Incorporated, at Heritage Square and a 54,000 square-foot vacancy at Har Mar Mall previously occupied by HomePlace, which declared bankruptcy in January 1998 and vacated in August. Leases for both spaces are currently under negotiation, although there can be no assurance that any such lease will be completed. Additional challenges for 1999 include leasing small shop space on favorable terms. However, with an increased presence in our Midwest market, we believe we are well positioned to take advantage of our relationships with both national and regional tenants who have stores located throughout the Midwest.

Acquisitions

The goal for 1998 acquisition activity was to complete $200 million of new investments which met our investment criteria, thus furthering our franchise in grocery-anchored retail centers located within our Midwest markets. Our investment criteria is focused upon demographic trends, anchor strength and lease term, stability among non-anchor tenants, and minimum acceptable initial yields, which we believe can be increased through our operating and leasing experience and in certain instances through strategic capital improvements in order to generate returns in excess of our weighted cost of capital.

- In connection with the merger acquisition of Mid-America, we acquired 25 properties aggregating approximately 3.3 million square feet primarily located in the Midwest region of the United States. The transaction was completed through the issuance of approximately 3.5 million shares of Series A Convertible Preferred Stock, the payment of certain transaction costs and the assumption of all of Mid-America's liabilities, making the aggregate purchase price approximately $159 million.

- In addition to the properties acquired in connection with the merger acquisition of Mid-America, we acquired 22 shopping centers and two outlots adjacent to one of our existing shopping centers, aggregating 3.0 million square feet of gross leasable area for an aggregate acquisition price of approximately $202.8 million.

- 1998 acquisitions included ten shopping centers in Nebraska, seven in Wisconsin, six in Indiana, four in Kentucky, four in Missouri, three in Michigan, three in Illinois, two in Minnesota, two in Ohio, and one each in Arkansas, Georgia, Iowa, Kansas, South Dakota, and Tennessee.

- We funded the acquisitions through a combination of cash provided by the line of credit, the assumption of secured mortgage indebtedness, the issuance of convertible preferred stock, and the issuance of limited partnership units in the Operating Partnership which are redeemable in exchange for common stock.

- Due to a current difficult capital markets environment for REITs, we expect our acquisition pace to slow meaningfully in 1999. However, as discussed above, in the event capital markets improve significantly, we are poised to take advantage of favorable opportunities, and will align the level of investment activity to match capital flows accordingly. Acquisition challenges for 1999 are to replace certain non-core assets which are currently held for sale with the acquisition of additional shopping centers in our target market that are more in keeping with our grocery-anchored community shopping center focus.

Dispositions

One of our primary goals for 1998 was the disposition of One North State Street, a 640,000 square-foot mixed-use building located in the "loop" area of downtown Chicago, as well as to continue to identify for disposition certain shopping center properties not in keeping with our current strategic property focus or market strategy. The challenge was to dispose such properties on economically favorable terms such that the proceeds could be redeployed into shopping centers with higher growth potential, requiring lower property management intensity or with a tenant base more consistent with our current strategy.

- On July 31, 1998, we completed the sale of One North State for a net sales price of $82.1 million, generating a gain on sale of $30.6 million for financial reporting purposes. Six days later, a substantial portion of the net proceeds were used for the merger acquisition of Mid-America, with the remaining proceeds redeployed within a month for the acquisition of additional shopping centers within our target market and that are more in keeping with our grocery-anchored community shopping center focus.

- Because One North State Street had historically generated more than 10% of our revenues, its sale immediately diversified our income stream across several properties so that no one property currently generates as much as 5% of total revenues, and no tenant accounts for as much as 4% of total base rent.

- In May 1998, we completed the sale of Holiday Plaza, a 46,000 square-foot property located in Iowa for a net sales price of $1.9 million, resulting in a loss of $0.9 million for financial reporting purposes. We acquired the property in connection with a portfolio acquisition in 1997 and considered it to be a non-core property.

- As of December 31, 1998, we were holding for sale six non-core properties, consisting of four enclosed malls and two community shopping centers, all acquired in connection with the merger acquisition of Mid-America. Since the merger acquisition, the net book value of these properties, $46.5 million, has been classified on the consolidated balance sheet as "Real estate investments held for sale." The four enclosed malls are not aligned with our strategic property focus. The remaining two shopping center properties are located in the Southeast region of the United States, and are not aligned with our strategic market focus. Our challenge for 1999 will be to complete a sale or sales that minimize the spread between the yield generated by such properties and the immediate and ultimate redeployment of the sales proceeds, which may be dilutive to earnings in the near term. Even with near term dilution, however, we believe the proceeds can be better invested in properties with higher growth potential and risk adjusted returns. We expect to use the net proceeds from such sale or sales to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire or develop additional shopping centers within our target market and that are more in keeping with our grocery-anchored community shopping center focus.

Development

Although we have developed or redeveloped several of our existing shopping centers, we have not historically been an active developer of properties. However, we view an active development program as a natural extension of our core business, and during 1999 we plan to invest the resources necessary to begin to establish Bradley as a leading developer in grocery-anchored retail shopping centers within our Midwest markets. With over 200 professionals operating out of 10 regional offices, a portfolio consisting of 16 million square feet of retail space, access to investment grade debt and equity markets and strong relations with the region's dominant grocery store operators, we believe we are uniquely positioned to pursue an aggressive focused development strategy. We began this activity during 1998 as we entered into a co-development program with an affiliate of Oppidan, Inc., a developer of Midwest grocery-anchored shopping centers, based in Minneapolis. Under terms of the agreement, Bradley and Oppidan work together on all aspects of the development process and share in the value created from the new developments, with Bradley purchasing the properties upon completion. We believe this arrangement allows us to acquire quality grocery-anchored properties at favorable yields. We currently have three properties under the agreement in varying stages of development, which are expected to be completed in 1999 and early 2000. Upon completion, these properties are expected to have a value of approximately $40 million.

Our challenge for 1999 is to expand our development focus, complementing our co-developments with increased internal development capabilities to develop community and neighborhood shopping centers in selected Midwest markets, where we believe that value can be created more effectively than from acquisitions of existing shopping center properties.

Capital Structure Activity

We established specific goals for 1998 in enhancing the flexibility of our capital structure. We focused our efforts on strengthening our financial position, increasing capital raising alternatives while lowering our overall blended cost of capital, all toward positioning ourselves to take advantage of favorable opportunities for growth. We believe we were largely successful in pursuit of these goals through the following capital market activities:

Equity Activity

- In February 1998, we raised $7.6 million of net proceeds from a public offering of 392,638 shares of common stock to a unit investment trust.
- In August 1998, we issued 3.5 million shares of a newly created 8.4% Series A Convertible Preferred Stock valued at $87 million in connection with the merger acquisition of Mid-America.
- In November 1998, we adopted a new Dividend Reinvestment and Stock Purchase Plan to provide both new and existing owners of our common stock, Series A Convertible Preferred Stock and other classes of equity securities outstanding from time to time, as well as existing owners of limited partnership units of the Operating Partnership, with an economical and convenient method of increasing their investment in the Company. Under the plan, participants may purchase additional shares of common stock at a discount (ranging from 0% to 3% as we determine in our sole discretion from time to time) and without brokerage fees or other transaction costs by:
     -   reinvesting all or a portion of their cash dividends,
     - purchasing shares of common stock directly from us as frequently as once per month by making optional cash payments of a minimum of $100 to a maximum of $10,000 per quarter, or
     - with our prior approval, purchasing shares of common stock directly from us by making optional cash payments in excess of $10,000.
- During 1998, we raised $6.0 million of net proceeds under the Dividend Reinvestment and Stock Purchase Plan, an increase from $0.8 million in the prior year.

Debt Activity

- In January 1998, we completed an offering of $100 million of 7.2% ten-year unsecured Notes maturing in January 2008 from a $300 million "shelf" registration statement which was filed and declared effective in November 1997. The effective interest rate on the Notes is 7.611%. The issue was rated "BBB-" by Standard & Poor's Investment Services and "Baa3" by Moody's Investors Service.
- In May 1998, we filed a "shelf" registration under which the Operating Partnership may issue up to $400 million in unsecured non-convertible investment grade debt securities, giving us the flexibility to issue such debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.
- In September 1998, we implemented a Medium-Term Note Program providing the Operating Partnership with the added flexibility of issuing Medium-Term Notes due nine months or more from the date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.
- In November 1998, we amended our $200 million unsecured revolving line of credit, increasing the maximum capacity to $250 million.

Positioned for Future Growth

- At December 31, 1998, we had $201.4 million available under an equity "shelf" registration, and $400 million available under the debt "shelf" registration.
-    Our total market capitalization stood at $1.1 billion at December 31, 1998.
-    Our debt service coverage ratio was 2.9x for 1998.

- Subsequent to year-end, we issued $50 million of 8.875% Series B Cumulative Redeemable Preferred Units of the Operating Partnership in a private placement to two institutional investors, utilizing the net proceeds of approximately $49 million to pay-down the outstanding balance on the line of credit, increasing the available borrowing capacity on the line of credit to approximately $130 million.
- Although the current capital market environment for REITs is difficult and expected to remain challenging during 1999, with no debt maturing until February 2000 and ample capacity under our line of credit, we believe we are positioned to take advantage of favorable acquisition, development and redevelopment opportunities from both prospective acquisitions in our target market and from shopping centers in our core portfolio.

Our Properties

The following table and notes describe our properties and rental information for leases in effect as of December 31, 1998:



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------

ARKANSAS
   Town West Center  (2)                1998         142,753       97%       N/A      $431,961
   Paragould, AR
---------------------------------------------------------------------------------------------------
GEORGIA
   Shenandoah Plaza                     1998         141,072       98%       N/A       685,100
   Newman, GA
---------------------------------------------------------------------------------------------------
ILLINOIS
   Bartonville Square                   1998          55,348      100%       N/A       277,059
   Peoria, IL
---------------------------------------------------------------------------------------------------
   Butterfield Square                   1998         106,824      100%       N/A     1,190,446
   Libertyville, IL
---------------------------------------------------------------------------------------------------
   Commons of Chicago Ridge/Annex       1996         308,560       84%       89%     2,365,388
   Chicago Ridge, IL




---------------------------------------------------------------------------------------------------
   Commons of Crystal Lake              1996         274,634       75%       69%     2,294,593
   Crystal Lake, IL
---------------------------------------------------------------------------------------------------
   Crossroads Centre                    1992         242,320       98%       98%     1,441,313
   Fairview Heights, IL

---------------------------------------------------------------------------------------------------
   Fairhills Shopping Center            1997         107,529       82%       90%       541,808
   Springfield, IL
---------------------------------------------------------------------------------------------------
   Heritage Square                      1996         212,253       45%      100%     1,418,289
   Naperville, IL
---------------------------------------------------------------------------------------------------
   High Point Centre                    1996         240,254       82%       99%     1,927,979
   Lombard, IL

---------------------------------------------------------------------------------------------------
   Parkway Pointe                       1997          38,587      100%      100%       467,511
   Springfield, IL
---------------------------------------------------------------------------------------------------
   Rivercrest                           1994         482,552      100%      100%     3,905,107
   Crestwood, IL






---------------------------------------------------------------------------------------------------
   Rollins Crossing                     1996         148,643       95%       82%       846,518
   Round Lake Beach, IL
---------------------------------------------------------------------------------------------------
   Sangamon Center North                1997         139,757      100%       97%    $1,040,612
   Springfield, IL
---------------------------------------------------------------------------------------------------


                                      Annualized                                                       Base
                                      Based Rent                                                       Lease
                                        Per                                            Square        Expiration
  SHOPPING CENTERS                    Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                    ---------     -----------------                   ----            ----

ARKANSAS
   Town West Center  (2)                $3.12       Country Mart                        36,000          2007
   Paragould, AR                                    Wal-Mart                            85,513          2006
-----------------------------------------------------------------------------------------------------------------
GEORGIA
   Shenandoah Plaza                      4.96       Ingles Market                       32,000          2008
   Newman, GA                                       Wal-Mart                            81,922          2007
-----------------------------------------------------------------------------------------------------------------
ILLINOIS
   Bartonville Square                    5.01       Kroger                              41,824          2000
   Peoria, IL
-----------------------------------------------------------------------------------------------------------------
   Butterfield Square                   11.15       Sunset Foods                        51,677          2012
   Libertyville, IL
-----------------------------------------------------------------------------------------------------------------
   Commons of Chicago Ridge/Annex        9.17       Office Depot                        27,680          2002
   Chicago Ridge, IL                                J.C. Penney Home Store              55,000          2007
                                                    Marshalls                           27,000          2004
                                                    Cineplex Odeon                      25,000          2008
                                                    Michaels                            17,550          2004
                                                    Pep Boys                            22,354          2015
-----------------------------------------------------------------------------------------------------------------
   Commons of Crystal Lake              11.16       Jewel/Osco                          70,790          2018
   Crystal Lake, IL
-----------------------------------------------------------------------------------------------------------------
   Crossroads Centre                     6.06       Walgreen                            18,402          2005
   Fairview Heights, IL                             K-Mart (Ground Lease)               96,268          2001
                                                    T.J. Maxx                           33,200          2006
-----------------------------------------------------------------------------------------------------------------
   Fairhills Shopping Center             6.11       Jewel Food Stores                   49,330          2003
   Springfield, IL
-----------------------------------------------------------------------------------------------------------------
   Heritage Square                      14.74       Strouds                             26,703          2003
   Naperville, IL                                   Circuit City                        28,351          2009
-----------------------------------------------------------------------------------------------------------------
   High Point Centre                     9.81       Cub Foods                           62,000          2008
   Lombard, IL                                      Office Depot                        25,612          2006
                                                    Mac Frugals                         17,040          2006
-----------------------------------------------------------------------------------------------------------------
   Parkway Pointe                       12.12       Shoe Carnival                       10,186          2004
   Springfield, IL
-----------------------------------------------------------------------------------------------------------------
   Rivercrest                            8.11       Dominick's                          87,937          2011
   Crestwood, IL                                    K-Mart                              79,903          2011
                                                    Office Max                          24,000          2007
                                                    Sears                               55,000          2001
                                                    T.J. Maxx                           34,425          2004
                                                    PetsMart                            31,639          2010
                                                    Best Buy                            25,000          2008
                                                    Hollywood Park                      15,000          2000
-----------------------------------------------------------------------------------------------------------------
   Rollins Crossing                      5.97       Regal Cinema                        71,000          2018
   Round Lake Beach, IL                             Sears Paint and Hardware            21,083          2005
-----------------------------------------------------------------------------------------------------------------
   Sangamon Center North                $7.45       Schnuck's Market                    63,257          2016
   Springfield, IL                                  U.S. Postal Service                 16,000          2005
-----------------------------------------------------------------------------------------------------------------



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------


   Sheridan Village                     1996        296,292        99%      100%     2,260,690
   Peoria, IL
---------------------------------------------------------------------------------------------------
   Sterling Bazaar                    1997/1998       82,837       94%       94%       761,857
   Peoria, IL
---------------------------------------------------------------------------------------------------
   Twin Oaks Centre                     1998          94,702       79%       N/A       543,131
   Silvis, IL
---------------------------------------------------------------------------------------------------
   Wardcliffe Shopping Center           1997          67,497       92%       92%       319,813
   Peoria, IL
---------------------------------------------------------------------------------------------------
   Westview Center                      1993         322,520       94%       93%     2,440,468
   Hanover Park, IL

---------------------------------------------------------------------------------------------------
INDIANA
   County Line Mall                     1997         260,785       99%       95%     1,721,996
   Indianapolis, IN

---------------------------------------------------------------------------------------------------
   Double Tree Plaza                    1998          98,179       99%       N/A       787,890
   Winfield, IN
---------------------------------------------------------------------------------------------------
   Germantown                           1998         230,580       92%       N/A       967,998
   Jasper, IN

---------------------------------------------------------------------------------------------------
   King's Plaza                         1998         105,752       75%       N/A       358,806
   Richmond, IN
---------------------------------------------------------------------------------------------------
   Lincoln Plaza                        1998          95,624       98%       N/A       595,816
   New Haven, IN
---------------------------------------------------------------------------------------------------
   Martin's Bittersweet Plaza           1997          78,245       97%       98%       556,926
   Mishawaka, IN
---------------------------------------------------------------------------------------------------
   Rivergate Shopping Center            1998         133,086      100%       N/A       565,212
   Shelbyville, IN
---------------------------------------------------------------------------------------------------
   Sagamore Park Centre                 1998         102,553       95%       N/A       912,204
   West Lafayette, IN
---------------------------------------------------------------------------------------------------
   Speedway SuperCenter & Outlots       1996         541,219       97%       97%     4,022,388
   Speedway, IN






---------------------------------------------------------------------------------------------------
   The Village                          1996         346,214       89%       85%     1,632,901
   Gary, IN


---------------------------------------------------------------------------------------------------


                                      Annualized                                                       Base
                                      Based Rent                                                       Lease
                                        Per                                            Square        Expiration
  SHOPPING CENTERS                    Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                    ---------     -----------------                   ----            ----


   Sheridan Village                      7.73       Bergners                           160,809          2006
   Peoria, IL                                       Cohen Furniture                     16,600          2009
-----------------------------------------------------------------------------------------------------------------
   Sterling Bazaar                       9.76       Kroger                              52,337          2011
   Peoria, IL
-----------------------------------------------------------------------------------------------------------------
   Twin Oaks Centre                      7.22       Hy-Vee                              59,682          2012
   Silvis, IL
-----------------------------------------------------------------------------------------------------------------
   Wardcliffe Shopping Center            5.15       Big Lots                            26,741          2001
   Peoria, IL                                       CVS                                 16,160          2003
-----------------------------------------------------------------------------------------------------------------
   Westview Center                       8.04       Cub Foods                           67,163          2009
   Hanover Park, IL                                 Waccamaw                            60,000          2017
                                                    Marshalls                           34,302          2004
-----------------------------------------------------------------------------------------------------------------
INDIANA
   County Line Mall                      6.70       Kroger                              52,337          2011
   Indianapolis, IN                                 Target                              99,321          2002
                                                    Office Max/Furniture Max            32,208          2004
-----------------------------------------------------------------------------------------------------------------
   Double Tree Plaza                     8.14       Wilco Foods                         45,000          2017
   Winfield, IN
-----------------------------------------------------------------------------------------------------------------
   Germantown                            4.55       Buehler's                           27,225          2005
   Jasper, IN                                       Watson's                            32,680          2005
                                                    Wal-Mart                           109,725          2005
-----------------------------------------------------------------------------------------------------------------
   King's Plaza                          4.51       County Market                       48,249          2002
   Richmond, IN
-----------------------------------------------------------------------------------------------------------------
   Lincoln Plaza                         6.33       Kroger                              39,104          2007
   New Haven, IN
-----------------------------------------------------------------------------------------------------------------
   Martin's Bittersweet Plaza            7.34       Martin's Supermarket                45,079          2012
   Mishawaka, IN                                    Osco Drug                           16,000          2012
-----------------------------------------------------------------------------------------------------------------
   Rivergate Shopping Center             4.25       Super Foods                         17,420          2006
   Shelbyville, IN                                  Wal-Mart                            90,666          2006
-----------------------------------------------------------------------------------------------------------------
   Sagamore Park Centre                  9.39       Payless Supermarket                 43,784          2007
   West Lafayette, IN
-----------------------------------------------------------------------------------------------------------------
   Speedway SuperCenter & Outlots        7.63       Kroger                              59,515          2013
   Speedway, IN                                     PetsMart                            21,781          2002
                                                    Sears                               30,825          2004
                                                    Factory Card Outlet (3)             16,675          2003
                                                    Old Navy                            15,000          2005
                                                    Lindo Super Spa                     16,859          2000
                                                    Kittles                             25,320          2000
                                                    Kohl's                              90,027          2004
-----------------------------------------------------------------------------------------------------------------
   The Village                           5.30       Goldblatt Brothers                  55,000          2000
   Gary, IN                                         U.S. Factory Outlets                52,000          2009
                                                    American Publishing                 19,246          1999
                                                    IN Dept. of Workforce               18,050          2000
-----------------------------------------------------------------------------------------------------------------



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------
   Washington Lawndale Commons          1996         332,877      100%       99%    $1,742,491
   Evansville, IN




---------------------------------------------------------------------------------------------------
IOWA
   Burlington Plaza West                1997          88,070       98%      100%       609,838
   Burlington, IA
---------------------------------------------------------------------------------------------------
   Davenport Retail Center              1997          62,588      100%      100%       604,355
   Davenport, IA
---------------------------------------------------------------------------------------------------
   Kimberly West                        1998         113,559       87%       N/A       578,380
   Davenport, IA
---------------------------------------------------------------------------------------------------
   Parkwood Plaza                       1997         124,617       88%       92%       855,400
   Urbandale, IA
---------------------------------------------------------------------------------------------------
   Southgate Shopping Center            1997         162,672       90%       90%       454,513
   Des Moines, IA

---------------------------------------------------------------------------------------------------
   Spring Village                       1997          91,213      100%      100%       565,789
   Davenport, IA
---------------------------------------------------------------------------------------------------
   Warren Plaza                         1997          90,102      100%      100%       670,915
   Dubuque, IA
---------------------------------------------------------------------------------------------------
KANSAS
   Mid-State Plaza                      1997         286,650       89%       85%       868,923
   Salina, KS


---------------------------------------------------------------------------------------------------
   Santa Fe Square                      1996         133,738       98%      100%     1,069,229
   Olathe, KS
---------------------------------------------------------------------------------------------------
   Shawnee Parkway Plaza                1998          92,213       98%       N/A       678,000
   Shawnee, KS
---------------------------------------------------------------------------------------------------
   Westchester Square                   1997         164,865       92%       94%     1,345,282
   Lenexa, KS
---------------------------------------------------------------------------------------------------
KENTUCKY
   Camelot Shopping Center              1998         150,621       92%       N/A       835,602
   Louisville, KY
---------------------------------------------------------------------------------------------------
   Dixie Plaza                          1998          47,954      100%       N/A       376,552
   Louisville, KY
---------------------------------------------------------------------------------------------------
   Midtown Mall                         1998         153,566      100%       N/A       795,777
   Ashland, KY

---------------------------------------------------------------------------------------------------
   Plainview Village                    1998         145,546      100%       N/A     1,214,386
   Louisville, KY
---------------------------------------------------------------------------------------------------


                                      Annualized                                                       Base
                                      Based Rent                                                       Lease
                                        Per                                            Square        Expiration
  SHOPPING CENTERS                    Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                    ---------     -----------------                   ----            ----
   Washington Lawndale Commons          $5.26       Target                              83,110          2005
   Evansville, IN                                   Sears Homelife                      34,527          2003
                                                    Dunham's Athleisure                 20,285          2002
                                                    Stein Mart                          40,500          2007
                                                    Jo-Ann Fabrics                      15,262          2003
                                                    Books-A-Million                     20,515          2002
-----------------------------------------------------------------------------------------------------------------
IOWA
   Burlington Plaza West                 7.09       Festival Foods                      52,468          2009
   Burlington, IA
-----------------------------------------------------------------------------------------------------------------
   Davenport Retail Center               9.66       PetsMart                            26,280          2011
   Davenport, IA                                    Staples                             24,153          2011
-----------------------------------------------------------------------------------------------------------------
   Kimberly West                         5.83       Hy-Vee                              76,896          2008
   Davenport, IA
-----------------------------------------------------------------------------------------------------------------
   Parkwood Plaza                        7.78       Albertson's                         63,075          2008
   Urbandale, IA
-----------------------------------------------------------------------------------------------------------------
   Southgate Shopping Center             3.10       Hy-Vee                              78,388          2014
   Des Moines, IA                                   Walgreens                           22,000          2002
                                                    Big Lots                            23,677          2001
-----------------------------------------------------------------------------------------------------------------
   Spring Village                        6.20       Eagle Foods                         45,763          2005
   Davenport, IA
-----------------------------------------------------------------------------------------------------------------
   Warren Plaza                          7.45       Hy-Vee                              51,492          2013
   Dubuque, IA
-----------------------------------------------------------------------------------------------------------------
KANSAS
   Mid-State Plaza                       3.41       Food 4 Less                         32,579          2004
   Salina, KS                                       Hobby Lobby                         39,958          2006
                                                    Carroll's Books                     27,596          2008
                                                    Sutherlands                         80,155          2002
-----------------------------------------------------------------------------------------------------------------
   Santa Fe Square                       8.20       Hy-Vee                              55,820          2007
   Olathe, KS
-----------------------------------------------------------------------------------------------------------------
   Shawnee Parkway Plaza                 7.49       Price Chopper                       59,128          2013
   Shawnee, KS
-----------------------------------------------------------------------------------------------------------------
   Westchester Square                    8.82       Hy-Vee                              63,000          2006
   Lenexa, KS
-----------------------------------------------------------------------------------------------------------------
KENTUCKY
   Camelot Shopping Center               6.03       Winn Dixie                          37,500          2004
   Louisville, KY                                   Mr. Gatti's                         24,000          2007
-----------------------------------------------------------------------------------------------------------------
   Dixie Plaza                           7.85       Winn Dixie                          44,000          2007
   Louisville, KY
-----------------------------------------------------------------------------------------------------------------
   Midtown Mall                          5.18       Kroger                              51,600          2013
   Ashland, KY                                      Odd Lots/Big Lots                   27,071          1999
                                                    Old America                         26,586          2003
-----------------------------------------------------------------------------------------------------------------
   Plainview Village                     8.34       Kroger                              30,975          2002
   Louisville, KY
-----------------------------------------------------------------------------------------------------------------



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------
   Stony Brook                          1996         136,395      100%       97%    $1,433,070
   Louisville, KY
---------------------------------------------------------------------------------------------------
MICHIGAN
   The Courtyard                        1998         126,063       88%       N/A       847,670
   Burton, MI

---------------------------------------------------------------------------------------------------
   Delta Plaza  (2)                     1998         187,697       94%       N/A     1,028,661
   Escanaba, MI
---------------------------------------------------------------------------------------------------
   Redford Plaza                        1998         284,929       92%       N/A     2,020,301
   Redford, MI



---------------------------------------------------------------------------------------------------
MINNESOTA
   Brookdale Square                     1996         185,346       81%       86%     1,262,429
   Brooklyn Center, MN



---------------------------------------------------------------------------------------------------
   Burning Tree Plaza                   1993         174,141       96%       93%     1,510,159
   Duluth, MN


---------------------------------------------------------------------------------------------------
   Central Valu Center                  1997         123,350       95%       93%       857,579
   Columbia Heights, MN
---------------------------------------------------------------------------------------------------
   Elk Park Center                      1997         155,205       98%       98%     1,326,748
   Elk River, MN
---------------------------------------------------------------------------------------------------
   Har Mar Mall                         1992         429,610       83%       92%     3,467,106
   Roseville, MN





---------------------------------------------------------------------------------------------------
   Hub West                             1991          78,302      100%      100%       853,720
   Richfield, MN
---------------------------------------------------------------------------------------------------
   Richfield Hub                        1988         138,907       99%       99%     1,281,911
   Richfield, MN
---------------------------------------------------------------------------------------------------
   Roseville Center                     1997          74,547       92%       93%       701,844
   Roseville, MN
---------------------------------------------------------------------------------------------------
   Southport Centre                     1998         125,172      100%       N/A     1,600,627
   Apple Valley, MN
---------------------------------------------------------------------------------------------------


                                      Annualized                                                       Base
                                      Based Rent                                                       Lease
                                        Per                                            Square        Expiration
  SHOPPING CENTERS                    Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                    ---------     -----------------                   ----            ----
   Stony Brook                         $10.47       Kroger                              79,625          2021
   Louisville, KY
-----------------------------------------------------------------------------------------------------------------
MICHIGAN
   The Courtyard                         7.64       V.G Food Center                     43,384          2010
   Burton, MI                                       Dunham's Athleisure                 18,395          2002
                                                    Office Max                          25,987          2005
-----------------------------------------------------------------------------------------------------------------
   Delta Plaza  (2)                      5.85       J.C. Penney                         31,757          2001
   Escanaba, MI                                     Menards                             59,872          2001
-----------------------------------------------------------------------------------------------------------------
   Redford Plaza                         7.73       Kroger                              60,276          2016
   Redford, MI                                      The Resource Network                15,000          2002
                                                    Bally's Total Fitness               28,000          2008
                                                    Burlington Coat Factory             47,008          2004
                                                    Aco Hardware                        16,130          2000
-----------------------------------------------------------------------------------------------------------------
MINNESOTA
   Brookdale Square                      8.36       Circuit City                        36,391          2014
   Brooklyn Center, MN                              Drug Emporium                       25,782          2000
                                                    Office Depot                        30,395          2004
                                                    United Artists                      24,534          2002
                                                    Pep Boys                            23,000          2018
-----------------------------------------------------------------------------------------------------------------
   Burning Tree Plaza                    9.00       Dunham's Athleisure                 23,679          2009
   Duluth, MN                                       Hancock Fabrics                     17,682          1999
                                                    Best Buy                            46,355          2013
                                                    T.J. Maxx                           30,000          2004
-----------------------------------------------------------------------------------------------------------------
   Central Valu Center                   7.28       Rainbow Foods                       66,314          1999
   Columbia Heights, MN                             Slumberland Clearance               24,632          1999
-----------------------------------------------------------------------------------------------------------------
   Elk Park Center                       8.69       Cub Foods                           60,066          2016
   Elk River, MN
-----------------------------------------------------------------------------------------------------------------
   Har Mar Mall                          9.74       Marshalls                           34,858          2003
   Roseville, MN                                    Petters Warehouse                   17,386          2006
                                                    T.J. Maxx                           25,025          2002
                                                    General Cinema                      22,252          2001
                                                    General Cinema                      19,950          2000
                                                    Barnes and Noble                    44,856          2010
                                                    Michaels                            17,907          2003
-----------------------------------------------------------------------------------------------------------------
   Hub West                             10.90       Rainbow Foods                       50,817          2012
   Richfield, MN                                    Bally Total Fitness                 26,185          2001
-----------------------------------------------------------------------------------------------------------------
   Richfield Hub                         9.34       Michaels                            24,235          2004
   Richfield, MN                                    Marshalls                           26,785          2003
-----------------------------------------------------------------------------------------------------------------
   Roseville Center                     10.29       Minnesota Fabrics                   12,000          2004
   Roseville, MN
-----------------------------------------------------------------------------------------------------------------
   Southport Centre                     12.82       Frank's Nursery                     18,804          2012
   Apple Valley, MN                                 Best Buy                            36,714          2009
-----------------------------------------------------------------------------------------------------------------



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------
   Sun Ray Shopping Center              1961         258,267       84%       83%    $1,722,761
   St. Paul, MN


---------------------------------------------------------------------------------------------------
   Terrace Mall                         1993         136,785       94%       94%       936,893
   Robbinsdale, MN
---------------------------------------------------------------------------------------------------
   Thunderbird Mall  (2)                1998         256,344       95%       N/A     1,380,197
   Virginia, MN

---------------------------------------------------------------------------------------------------
   Westview Valu Center                 1997         163,162       98%       93%     1,029,157
   West St. Paul, MN
---------------------------------------------------------------------------------------------------
   Westwind Plaza                       1994          87,936       99%       90%       944,587
   Minnetonka, MN
---------------------------------------------------------------------------------------------------
   White Bear Hills                     1993          73,095      100%      100%       594,137
   White Bear Lake, MN
---------------------------------------------------------------------------------------------------
MISSOURI
   Ellisville Square                    1998         146,052      100%       N/A     1,288,368
   Ellisville, MO
---------------------------------------------------------------------------------------------------
   Grandview Plaza                      1971         294,560       94%       88%     2,482,423
   Florissant, MO


---------------------------------------------------------------------------------------------------
   Liberty Corners                      1997         121,382      100%      100%       873,270
   Liberty, MO
---------------------------------------------------------------------------------------------------
   Maplewood Square                     1998          71,630       87%       N/A       401,071
   Maplewood, MO
---------------------------------------------------------------------------------------------------
   Prospect Plaza                       1998         176,094       58%       N/A       323,510
   Gladstone, MO
---------------------------------------------------------------------------------------------------
   Watts Mill Plaza                     1998         161,717       96%       N/A     1,422,593
   Kansas City, MO
---------------------------------------------------------------------------------------------------
NEBRASKA
   Bishop Heights                       1998          30,163       86%       N/A       171,288
   Lincoln, NE
---------------------------------------------------------------------------------------------------
   Cornhusker Plaza                     1998          63,016       96%       N/A       465,493
   South Sioux City, NE
---------------------------------------------------------------------------------------------------
   Eastville Plaza                      1998          68,546       91%       N/A       477,443
   Fremont, NE
---------------------------------------------------------------------------------------------------
   Edgewood Plaza                       1998         172,429       97%       N/A     1,331,547
   Lincoln, NE
---------------------------------------------------------------------------------------------------
   Ile de Grand                         1998          82,248      100%       N/A       593,554
   Grand Island, NE
---------------------------------------------------------------------------------------------------


                                     Annualized                                                       Base
                                     Based Rent                                                       Lease
                                       Per                                            Square        Expiration
  SHOPPING CENTERS                   Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                   ---------     -----------------                   ----            ----
   Sun Ray Shopping Center             $7.96       Michaels                            18,127          2004
   St. Paul, MN                                    Petters Warehouse                   20,000          2007
                                                   J.C. Penney                         36,752          1999
                                                   T.J. Maxx                           31,955          2007
----------------------------------------------------------------------------------------------------------------
   Terrace Mall                         7.27       Rainbow Foods                       59,232          2013
   Robbinsdale, MN                                 North Memorial Medical              32,000          2004
----------------------------------------------------------------------------------------------------------------
   Thunderbird Mall  (2)                5.66       Herberger's                         66,582          2010
   Virginia, MN                                    J.C. Penney                         23,671          2006
                                                   K-Mart                              90,990          2002
----------------------------------------------------------------------------------------------------------------
   Westview Valu Center                 6.41       Cub Foods                           92,646          1999
   West St. Paul, MN                               Burlington Coat Factory             41,248          2004
----------------------------------------------------------------------------------------------------------------
   Westwind Plaza                      10.90       Northern Hydraulics                 18,165          2002
   Minnetonka, MN
----------------------------------------------------------------------------------------------------------------
   White Bear Hills                     8.13       Festival Foods                      45,679          2011
   White Bear Lake, MN
----------------------------------------------------------------------------------------------------------------
MISSOURI
   Ellisville Square                    8.82       K-Mart                              86,479          2015
   Ellisville, MO                                  Hockey Direct                       19,693          2002
----------------------------------------------------------------------------------------------------------------
   Grandview Plaza                      8.95       Schnuck's Market                    68,025          2011
   Florissant, MO                                  Home Quarters                       84,611          2013
                                                   Office Max                          30,183          2012
                                                   Walgreens                           15,984          2008
----------------------------------------------------------------------------------------------------------------
   Liberty Corners                      7.19       Price Chopper                       56,000          2007
   Liberty, MO
----------------------------------------------------------------------------------------------------------------
   Maplewood Square                     6.42       Shop'n Save                         57,575          2017
   Maplewood, MO
----------------------------------------------------------------------------------------------------------------
   Prospect Plaza                       3.17       Hobby Lobby                         54,630          1999
   Gladstone, MO                                   Westlake Hardware                   22,950          2001
----------------------------------------------------------------------------------------------------------------
   Watts Mill Plaza                     9.14       Price Chopper                       66,947          2006
   Kansas City, MO                                 Drug Emporium                       25,042          2008
----------------------------------------------------------------------------------------------------------------
NEBRASKA
   Bishop Heights                       6.58       Russ's IGA                          16,992          2001
   Lincoln, NE
----------------------------------------------------------------------------------------------------------------
   Cornhusker Plaza                     7.72       Hy-Vee                              34,726          2010
   South Sioux City, NE
----------------------------------------------------------------------------------------------------------------
   Eastville Plaza                      7.67       Hy-Vee                              34,156          2006
   Fremont, NE
----------------------------------------------------------------------------------------------------------------
   Edgewood Plaza                       7.99       Super Saver                         73,696          2011
   Lincoln, NE                                     Osco Drug                           16,324          2000
----------------------------------------------------------------------------------------------------------------
   Ile de Grand                         7.22       Factory Card Outlet (3)             12,000          2005
   Grand Island, NE
----------------------------------------------------------------------------------------------------------------



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------
   Imperial Mall (2) (4)                1998         324,284       93%       N/A    $1,739,761
   Hastings, NE


---------------------------------------------------------------------------------------------------
   The Meadows                          1998          67,840       91%       N/A       448,902
   Lincoln, NE
---------------------------------------------------------------------------------------------------
   Miracle Hills Park                   1998          69,488       88%       N/A       837,241
   Omaha, NE
---------------------------------------------------------------------------------------------------
   Monument Mall  (2)                   1998         204,527       97%       N/A     1,396,339
   Scottsbluff, NE
---------------------------------------------------------------------------------------------------
   Stockyards Plaza (4)                 1998         129,309       96%       N/A       936,184
   Omaha, NE
---------------------------------------------------------------------------------------------------
NEW MEXICO
   St. Francis Plaza                    1995          35,800      100%      100%       357,004
   Santa Fe, NM
---------------------------------------------------------------------------------------------------
OHIO
   Clock Tower Plaza                    1998         237,975       96%       N/A     1,372,542
   Lima, OH
---------------------------------------------------------------------------------------------------
   Salem Consumer Square                1998         276,536       99%       N/A     2,460,877
   Trotwood, OH


---------------------------------------------------------------------------------------------------
SOUTH DAKOTA
   Baken Park                           1997         184,191       94%       94%     1,022,311
   Rapid City, SD

---------------------------------------------------------------------------------------------------
   Lakewood Mall  (2)                   1998         238,804       89%       N/A     1,627,044
   Aberdeen, SD

---------------------------------------------------------------------------------------------------
TENNESSEE
   Macon County Plaza  (2)              1998          86,929       96%       N/A       319,128
   Lafayette, TN
---------------------------------------------------------------------------------------------------
   Williamson Square (5)                1996         334,839       98%       90%     2,283,457
   Franklin, TN


---------------------------------------------------------------------------------------------------
WISCONSIN
   Fairacres Shopping Center            1998          74,291      100%       N/A       673,744
   Oshkosh, WI

---------------------------------------------------------------------------------------------------
   Fitchburg Ridge                      1998          49,846      100%       N/A       317,938
   Fitchburg, WI
---------------------------------------------------------------------------------------------------


                                      Annualized                                                       Base
                                      Based Rent                                                       Lease
                                        Per                                            Square        Expiration
  SHOPPING CENTERS                    Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                    ---------     -----------------                   ----            ----
   Imperial Mall (2) (4)                $5.76       Sunmart                             30,000          2003
   Hastings, NE                                     K-Mart                              91,266          2018
                                                    Herberger's                         52,950          2002
                                                    Imperial Theater                    15,600          2000
-----------------------------------------------------------------------------------------------------------------
   The Meadows                           7.25       Russ's IGA                          50,000          2008
   Lincoln, NE
-----------------------------------------------------------------------------------------------------------------
   Miracle Hills Park                   12.45       Jo-Ann Fabrics                      12,000          2003
   Omaha, NE
-----------------------------------------------------------------------------------------------------------------
   Monument Mall  (2)                    7.06       Herberger's                         72,699          2013
   Scottsbluff, NE                                  J.C. Penney                         22,556          2002
-----------------------------------------------------------------------------------------------------------------
   Stockyards Plaza (4)                  7.51       Hy-Vee                              59,839          2008
   Omaha, NE                                        Movies 8                            25,810          2015
-----------------------------------------------------------------------------------------------------------------
NEW MEXICO
   St. Francis Plaza                     9.97       Wild Oats                           20,850          2006
   Santa Fe, NM
-----------------------------------------------------------------------------------------------------------------
OHIO
   Clock Tower Plaza                     6.02       Clyde Evans Market                  61,720          2014
   Lima, OH                                         Wal-Mart                           110,580          2009
-----------------------------------------------------------------------------------------------------------------
   Salem Consumer Square                 8.96       Cub Foods                           62,400          2013
   Trotwood, OH                                     Drug Emporium                       25,025          2003
                                                    Office Depot                        26,725          2000
                                                    Michigan Sporting Goods             17,500          2004
-----------------------------------------------------------------------------------------------------------------
SOUTH DAKOTA
   Baken Park                            5.89       Nash Finch                          48,684          2017
   Rapid City, SD                                   Ben Franklin                        27,155          2003
                                                    Boyd's Drug Mart                    19,200          2004
-----------------------------------------------------------------------------------------------------------------
   Lakewood Mall  (2)                    7.64       Midco 5                             23,600          2002
   Aberdeen, SD                                     Herberger's                         79,646          2016
                                                    J.C. Penney                         33,796          2010
-----------------------------------------------------------------------------------------------------------------
TENNESSEE
   Macon County Plaza  (2)               3.84       Wal-Mart                            34,875          2005
   Lafayette, TN                                    Houchen's                           23,124          2006
-----------------------------------------------------------------------------------------------------------------
   Williamson Square (5)                 6.97       Kroger                              63,986          2008
   Franklin, TN                                     Fitness Nation                      16,829          2002
                                                    Wal-Mart                           117,493          2008
                                                    Carmike Cinemas                     29,000          2008
-----------------------------------------------------------------------------------------------------------------
WISCONSIN
   Fairacres Shopping Center             9.07       Pick'n Save                         48,000          2012
   Oshkosh, WI

-----------------------------------------------------------------------------------------------------------------
   Fitchburg Ridge                       6.38       Roundy's                            16,589          2000
   Fitchburg, WI
-----------------------------------------------------------------------------------------------------------------



                                                   Rentable        Occupancy at
                                        Year        Square         December 31,      Annualized
  SHOPPING CENTERS                    Acquired       Feet         1998      1997     Based Rent
  ----------------                    --------       ----         ----      ----     ----------

   Fox River Plaza                      1998         166,416       99%       N/A      $728,465
   Burlington, WI
---------------------------------------------------------------------------------------------------
   Garden Plaza                         1998          80,069       96%       N/A       508,452
   Franklin, WI
---------------------------------------------------------------------------------------------------
   Madison Plaza                        1997         128,739      100%      100%       999,606
   Madison, WI
---------------------------------------------------------------------------------------------------
   Mequon Pavilions                     1996         212,065       99%       99%     2,368,203
   Mequon, WI
---------------------------------------------------------------------------------------------------
   Moorland Square                      1998          98,288      100%       N/A       766,914
   New Berlin, WI
---------------------------------------------------------------------------------------------------
   Oak Creek Centre                     1998          91,405       95%       N/A       609,129
   Oak Creek, WI
---------------------------------------------------------------------------------------------------
   Park Plaza                           1997         108,123       99%      100%       605,339
   Manitowoc, WI
---------------------------------------------------------------------------------------------------
   Spring Mall (6)                      1997         180,188       92%      100%     1,018,137
   Greenfield, WI


---------------------------------------------------------------------------------------------------
   Taylor Heights (4)                   1998          85,072      100%       N/A       820,056
   Sheboygan, WI
---------------------------------------------------------------------------------------------------


                                      Annualized                                                       Base
                                      Based Rent                                                       Lease
                                        Per                                            Square        Expiration
  SHOPPING CENTERS                    Leased SF     Major Tenants (1)                   Feet            Date
  ----------------                    ---------     -----------------                   ----            ----

   Fox River Plaza                      $4.43       Pick'n Save                         50,094          2006
   Burlington, WI                                   K-Mart                              83,552          2011
-----------------------------------------------------------------------------------------------------------------
   Garden Plaza                          6.64       Pick'n Save                         49,564          2010
   Franklin, WI
-----------------------------------------------------------------------------------------------------------------
   Madison Plaza                         7.76       Supersaver Foods                    73,309          2008
   Madison, WI
-----------------------------------------------------------------------------------------------------------------
   Mequon Pavilions                     11.30       Kohl's Food Store                   45,697          2010
   Mequon, WI                                       Furniture Clearance Center          19,900          1999
-----------------------------------------------------------------------------------------------------------------
   Moorland Square                       7.80       Pick'n Save                         59,674          2010
   New Berlin, WI
-----------------------------------------------------------------------------------------------------------------
   Oak Creek Centre                      7.02       Sentry Food Store                   50,000          2003
   Oak Creek, WI
-----------------------------------------------------------------------------------------------------------------
   Park Plaza                            5.68       Sentry Foods                        45,000          2006
   Manitowoc, WI                                    Big Lots                            29,063          2004
-----------------------------------------------------------------------------------------------------------------
   Spring Mall (6)                       6.14       Pick'n Save                         77,150          2013
   Greenfield, WI                                   T.J. Maxx                           32,658          2003
                                                    United Artists                      16,000          2004
                                                    Walgreens                           17,600          2007
-----------------------------------------------------------------------------------------------------------------
   Taylor Heights (4)                    9.64       Piggly Wiggly                       35,540          2009
   Sheboygan, WI
-----------------------------------------------------------------------------------------------------------------

1) Major tenants are defined as tenants leasing 15,000 square feet or more of the rentable square footage with the exception of Ile de Grand, Miracle Hills Park, Parkway Pointe, and Roseville Center. In some cases, the named tenant occupies the premises as a sublessee. We view "anchor" tenants as a subset of the major tenants at each property, generally consisting of those tenants which also represent more than 15% of the property's rentable square footage.

2)   This property is held for sale at December 31, 1998.

3) Factory Card Outlet has sought protection under Chapter 11 of the U.S. Bankruptcy Code.

4) This property is owned by Bradley Bethal Limited Partnership, a joint venture of which we own a 50% interest.

5) This property is owned by Williamson Square Associates L.P., a joint venture of which we own a 60% interest.

6) This property is owned by a bankruptcy remote special purpose entity that is an indirect subsidiary of Bradley. The assets of the special purpose entity, including the property, are owned by the special purpose entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. The special purpose entity has not agreed to pay, or make its assets available to pay, any claim any creditor may have against us, our affiliates, or any other person or entity. No affiliate of the special purpose entity has agreed to pay or make its assets available to pay creditors of the special purpose entity.

Tenant Mix and Leases

As evidenced by the foregoing table, our tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Based on our past experience, we believe that such tenants tend to be stable performers in both good and bad economic times. As of December 31, 1998, 77 of our 98 shopping centers were anchored by supermarkets, most of which are leading grocery chains in their respective markets. Grocery stores comprise approximately 21% of our annualized base rent and 26% of our gross leasable area. No tenant included in the portfolio of properties on December 31, 1998, accounted for as much as 4% of total rental income in 1998. In addition to the tenants listed in the preceding table, our properties include a variety of smaller shop leases of various tenant types, including restaurants, home life styles, women's ready-to-wear, cards, books, and electronics.

The terms of the outstanding retail leases vary from tenancies at will to 50 years. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease. By contrast, smaller shop leases are typically negotiated for three to five year terms. The longer term of the major tenant leases serves to protect us against significant vacancies and to assure the presence of strong tenants who draw consumers to our centers. The shorter term of the smaller shop leases allows us to adjust rental rates for non-major store space on a regular basis and upgrade the overall tenant mix.

Leases to anchor tenants tend to provide lower minimum rents per square foot than smaller shop leases. Anchor tenant leases for properties included in the portfolio at December 31, 1998, provided an average annual minimum rent of $5.57 per square foot, compared with non-anchor tenant leases which provided an average annual minimum rent of $9.88. In general, we believe that minimum rental rates for anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1998, for the properties included in the portfolio at December 31, 1998, and the number of leases that will expire, the square feet covered by such leases and the minimum annual rent in the year of expiration under such expiring leases for the next ten years are as follows:



                                                                 Leases Expiring
                                                  -----------------------------------------------
          Year Ending           Minimum             Number                             Minimum
          December 31         Future Rents        of Leases        Square Feet       Future Rents
          -----------         ------------        ---------        -----------       ------------
             1999             $102,379,000           323            1,062,780         $9,603,000
             2000               92,582,000           350            1,312,718         11,871,000
             2001               82,268,000           302            1,162,893          9,634,000
             2002               72,055,000           257            1,485,991         11,109,000
             2003               61,397,000           230            1,170,037         10,438,000
             2004               52,220,000            88              673,447          6,497,000
             2005               47,813,000            70              754,304          5,000,000
             2006               41,762,000            67            1,026,334          6,188,000
             2007               36,285,000            45              726,313          5,121,000
             2008               30,053,000            39              926,017          6,636,000

Risk Factors

General

As in every business, we face risk factors that affect our business and operations. By setting forth below some of the factors that could cause the actual results of our operations or plans to differ materially from our expectations as set forth in statements in this Report or elsewhere that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, we seek to avail ourself of the "safe harbor" provided in the Private Securities Litigation Reform Act of 1995.

Our use of third party indebtedness exposes us to the risks that may adversely affect the amount of cash we have available for distributions.

We could become too highly leveraged because our organizational documents contain no limitation on debt and thereby may adversely affect our ability to make expected distributions to share owners.

Our obligations for borrowed money aggregated $472.4 million at December 31, 1998, as compared to $302.7 million at December 31, 1997. This increase in debt could increase the risk of default. Failure to pay debt obligations when due could result in Bradley losing its interest in the properties collateralizing such obligations. Subsequent to year-end, we issued $50 million of 8.875% Series B Cumulative Redeemable Preferred Units of the Operating Partnership in a private placement, utilizing the net proceeds of approximately $49 million to pay-down the outstanding balance on the line of credit.

Seventeen properties as of December 31, 1998 secure an aggregate of approximately $103.3 million of mortgage debt, with balloon maturities of approximately $6.0 million due in 2000, $2.7 million in 2001, $29.0 million in 2002, $6.4 million in 2003, and $35.6 million in subsequent years. The line of credit, with a balance of $169.5 million as of December 31, 1998, matures in 2000. Additionally, $100 million of 7% unsecured Notes payable at December 31, 1998 matures in 2004, and $100 million of 7.2% unsecured Notes payable at December 31, 1998 matures in 2008. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. There can be no assurance that we will continue to be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Our organizational documents do not limit the amount of indebtedness that we or the Operating Partnership may incur. Although we attempt to maintain a balance between total outstanding indebtedness and the value of the portfolio, we could alter this balance at any time. We try to maintain a ratio of 50% or less of debt and preferred stock to annualized net operating income divided by 9.75%. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and expected distributions to our shareowners.

Because parts of our borrowings have floating rates, a general increase in interest rates will adversely affect our net income and cash available for distribution to share owners.

The unsecured line of credit bears interest at a variable rate. The balance outstanding under the line of credit at December 31, 1998, was $169.5 million; and we may increase outstanding borrowings to $250 million. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, we will need to use more of our revenue to pay the interest on our indebtedness. Any such increase in debt service requirements would leave us with less net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions we can make to our share owners.

An adverse market reaction to increased indebtedness could restrict our ability to raise capital for future growth.

The foregoing risks associated with our debt obligations may also adversely affect the market price of our common stock. A decrease in the market price of our common stock may inhibit our ability to raise capital and issue equity in both the public and private markets and thereby adversely affect plans for future growth.

Failures in achieving our objectives for growth could adversely affect our operating results and financial condition.

We have grown aggressively over the past few years and continue to experience growth. The failure to achieve our objectives in this growth could have a material adverse effect on our operating results and financial condition.
Our objectives in pursuing growth through property acquisitions include:

- Achieving economies of scale for property operations through the management of several properties from a strategically located management office;

- Bulk purchasing insurance and contracted services in order to reduce the level of property expenses overall;

- Maximizing the benefits from our relationships with tenants who have stores located throughout the Midwest;

- Reducing general and administrative expenses by eliminating duplicate corporate level expenses in the case of growing the portfolio through corporate merger acquisitions; and

- Lowering our overall cost of equity and debt capital, enabling us to acquire additional properties on more favorable terms.

As an important part of our business strategy, we continually seek prospective acquisitions of additional shopping centers and portfolios of shopping centers which we believe can be purchased at attractive initial yields and/or which demonstrate the potential for revenue and cash flow growth through implementation of renovation, expansion, re-tenanting and re-leasing programs similar to those undertaken with respect to properties in the existing portfolio. Notwithstanding our adherence to our criteria for evaluation and due diligence regarding potential acquisitions, we cannot guarantee that any acquisition that is consummated will meet our expectations. In executing our growth strategy, we may fail to achieve our objectives with respect to any one property or with respect to our portfolio as a whole. For example, the actual cost savings from an acquisition may not match the level estimated at the time of acquisition, the overall cost of equity and debt capital may not be reduced to expected levels, or the benefits of reducing the cost of capital may be offset by an increase in prices of real estate due to changing market conditions. Even after careful evaluation, we risk that our investment will fail to generate expected returns or that our desired improvement programs will cost more than expected. In addition, we cannot guarantee that we will ultimately make any potential acquisition that we may evaluate. The evaluation process involves non-recoverable costs in the case of acquisitions which are not consummated.

Although to date, we have largely been able to achieve our overall objectives in growing through acquisitions, we cannot guarantee that we will be able to continue to do so. The consistent failure to achieve our objectives could have a material adverse effect on our operating results and financial condition, and could adversely affect any plans for future growth. Although these non-recoverable costs have historically been at or below 0.1% of the total costs of acquisitions that were consummated, we cannot guarantee that we will be able to maintain that level in the future.

Our charter and bylaws contain provisions that may discourage acquisition proposals.

Some provisions contained in our charter and bylaws may discourage third parties from making acquisition proposals for the Company, even if some of our stockholders might consider the proposal to be in their best interest. These provisions include the following:

- Our charter provides for three classes of Directors, with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than stockholders may desire.

- Our bylaws provide that the holders of not less than 25% of the outstanding shares of common stock may call a special meeting of our stockholders. This provision could make it more difficult for a stockholder to call a meeting for the purposes of approving a change of control without the support of the Board of Directors.

- Our charter authorizes the Board of Directors to issue up to 20 million shares of preferred stock without stockholder approval and to reclassify any unissued shares of stock as a different class or series in the Board of Directors' discretion. Our Board of Directors' ability to issue preferred stock without stockholder approval, and to establish the preferences and rights of any class or series issued, could allow the Board of Directors to issue one or more classes or series of preferred stock that would discourage or delay a tender offer or change in control.

- Our charter generally limits any holder from acquiring more than 9.8% of the value or number of our outstanding common stock. While this provision is intended to assure our ability to remain a qualified REIT for income tax purposes, the ownership limits may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of common stock or otherwise effect a change in control.

The factors affecting real estate investments and our ability to manage these investments may adversely affect an investment in our common stock.

As a real estate company, our ability to generate revenues is significantly affected by the risks of owning real property investments.

We derive substantially all of our revenue from investments in real property. Real property investments are subject to varying types and degrees of risk that may adversely affect the value of our assets and our ability to generate revenues. The factors that may adversely affect our revenues, net income and cash available for distributions to share owners include the following:

- Local conditions, such as oversupply of space or a reduction in demand for real estate in an area;

-        Competition from other available space;

-        The ability of the owner to provide adequate maintenance;

-        Insurance and variable operating costs;

-        Government regulations;

-        Changes in interest rate levels;

-        The availability of financing;

-        Potential liability due to changes in environmental and other laws; and

-        Changes in the general economic climate.

The illiquidity of real estate as an investment limits our ability to sell properties quickly in response to market conditions.

Real estate investments are relatively illiquid and therefore cannot be purchased or sold rapidly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability as a REIT to make sales of properties held for fewer than four years, which may affect our ability to sell properties in response to market conditions without adversely affecting returns to share owners.

Our strategic focus on Midwest retail properties means that economic trends in the Midwest and/or the retail industry may specifically affect our net income and cash available for distribution to share owners.

Substantially all of our properties are located in the Midwestern region of the United States. Adverse economic developments in this area could adversely impact the operations of our properties and therefore our profitability. The concentration of properties in one region may expose us to risks of adverse economic developments which are greater than if our portfolio were more geographically diverse.

Our properties consist predominantly of community and neighborhood shopping centers catering to retail tenants. Our performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been or could be adversely affected by:

-        ongoing consolidation among retailing companies;

-        weak financial condition of certain major retailers;

-        excess amount of retail space in some markets; and

-        increasing consumer purchases through catalogues or the internet.

To the extent that these conditions impact the market rents for retail space, we could experience a reduction of net income, FFO and cash available for distributions.

In addition, to the extent that the investing public has a negative perception of the retail sector, the value of shares of our common stock may be negatively impacted, thereby resulting in such shares trading at a discount below the underlying value of our assets as a whole.

Tenants in or facing bankruptcy may not make timely rental payments.

Since substantially all of our income has been, and will continue to be, derived from rental income from retail shopping centers, our net income, FFO and cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations to us or if we were unable to lease, on economically favorable terms, a significant amount of space in our shopping centers. In addition, in the event of default by a tenant, we may experience delays and incur substantial costs in enforcing our rights as landlord.

At any time, a tenant of our properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of the tenant lease. Such an event could cause a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions we can make to our share owners. In March 1999, Factory Card Outlet, a tenant at nine of our shopping centers which currently generates approximately 1% of our total revenues, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although we expect the tenant to affirm its leases at eight of the nine shopping centers, there can be no assurance that such tenant will affirm any of its leases with us. No assurance can be given that any present tenant which has filed for bankruptcy protection will continue making payments under its lease or that other tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will continue to make rental payments in a timely manner. In addition, a tenant may, from time to time, experience a downturn in its business, which may weaken its financial condition and result in a reduction or failure to make rental payments when due. If a lessee or sublessee defaults in its obligations to the Company, we may experience delays in enforcing our right as lessor or sublessor and may incur substantial costs and experience significant delays associated with protecting our investment, including costs incurred in renovating and releasing the property.

Vacancies and lease renewals may also reduce rental income, net income, FFO, and cash available for distribution.

We are continually faced with expiring tenant leases at our properties. Some lease expirations provide us with the opportunity to increase rentals or to hold the space available for a stronger long-term tenancy. In other cases, the space may not generate strong demand for tenancy. As a result, the space may remain vacant for a longer period than anticipated or may be re-leased only at less favorable rents. In such situations, we may be subject to competitive and economic conditions over which we have no control. Accordingly, there is no assurance that the effects of possible vacancies or lease renewals at such properties may not reduce the rental income, net income, FFO and cash available for distributions below anticipated levels. In addition, vacancies relating to anchor tenant space are frequently more difficult to re-lease and can have an adverse effect on the other stores in a shopping center.

If we develop new properties or acquire newly developed properties, our ability to generate revenues will be affected by further risks.

To the extent that we enter into agreements to acquire newly developed shopping centers when they are completed, or acquire newly developed shopping centers, we will be subject to risks inherent in acquiring newly constructed centers, which could carry a higher level of risk than the acquisition of existing properties with a proven performance record. The most significant risks include:

- the risk that funds will be expended and management time will be devoted to projects which may not come to fruition;

- the risk that occupancy rates and rents at a completed project will be less than anticipated; and

- the risk that expenses at a completed development will be higher than anticipated.

These risks may adversely affect our net income, FFO and cash available for distribution to share owners.

Possible environmental liabilities at our properties and related costs of remediation may reduce cash available for distributions or reduce value of that property.

Under federal, state and local laws, ordinances and regulations, current or former owners of real estate are liable for the costs of removal or remediation of hazardous or toxic substances on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation and cleanup of hazardous or toxic substances on, in or from property can be substantial. The presence of such substances or the failure to properly remediate such substances, or even if remediated, the history of such substances having existed may adversely affect our ability to sell or rent such property or to use such property as collateral in our borrowings. The presence of hazardous or toxic substances on a property could result in a claim by a private party for personal injury or a claim by a neighboring property owner for property damage. Such costs or liabilities could exceed the value of the affected real estate.

Other federal, state and local laws govern the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of building or remodeling, renovation or demolition. Still other federal, state and local laws may require the removal or upgrading of underground storage tanks that are out of service or out of compliance. Non-compliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such requirement in connection with a tenant's operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

All of our properties have been subjected to Phase I and/or Phase II environmental assessments by independent environmental consultant and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. These environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations. We have no assurance, however, that existing environmental studies with respect to our properties revealed all environmental liabilities or that a prior owner, operator or current occupant of any such property did not create any material environmental condition not known to us. Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of the properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties, or by third parties unrelated to us.

Limitations on our insurance could possibly have adverse consequences on the amount of our cash available for distribution to our share owners.

It is possible that we may experience losses which exceed the limits of our insurance coverage or for which we may be uninsured. We carry comprehensive general liability coverage and umbrella liability coverage on all of our properties. Our insurance has limits of liability which we believe are customary for similar properties and adequate to insure against liability claims and provide for cost of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Currently, we also insure the properties for loss caused by earthquake or flood in the aggregate amount of $25 million per annum. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, we have determined that the risk of loss due to earthquake and flood does not justify the cost to increase coverage limits any further under current market conditions.

Competition

All of our properties are located in developed areas. There are numerous other retail properties and real estate companies within the market area of each such property which we compete with for tenants and development and acquisition opportunities. The number of competitive retail properties and real estate companies in such areas could have a material effect on our ability to rent space at the properties and the amount of rents charged and development and acquisition opportunities. We compete for tenants and acquisitions with others who have greater resources than we have.

Year 2000 Issues

Many existing computer software programs and operating systems were designed such that the year 1999 is the maximum date that they will be able to process accurately. The failure of our computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may result in system malfunctions or failures. In the conduct of our operations, we rely on equipment manufacturers and commercial computer software primarily provided by independent software vendors, and we have undertaken an assessment of our vulnerability to the so-called "Year 2000 issue" with respect to our equipment and computer systems.

We have undertaken a five-step program in order to achieve Year 2000 readiness including:

- Awareness - Education involving all levels of Bradley personnel regarding Year 2000 implications.

- Inventory - Creating a checklist and conducting surveys to identify Year 2000 compliance issues in all systems, including both mechanical and information systems. The surveys were also designed to identify critical outside parties such as banks, tenants, suppliers and other parties with whom we do a significant amount of business, for purposes of determining potential exposure in the event such parties are not Year 2000 compliant.

- Assessment - Based upon the results of the inventory and surveys, assessing the nature of identified Year 2000 issues and developing strategies to bring our systems into substantial compliance with respect to Year 2000.

- Correction and Testing - Implementing the strategy developed during the assessment phase.

- Implementation - Incorporating repaired or replaced systems into our systems environment.

The program, which is ongoing, has yielded the following conclusions:

With respect to our potential exposure to information technology systems, including our accounting and lease management systems, we believe that such commercial software is Year 2000 compliant. This assessment is based upon installation and testing of upgraded software provided by software vendors, as well as formal and informal communications with software vendors and literature supplied with certain software. We have incurred minimal costs associated with bringing our information technology systems to be Year 2000 compliant.

In the operation of our properties, we have acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. We have substantially completed our evaluation of the potential exposure to such non-information technology systems and do not expect to incur more than $50,000 to become Year 2000 compliant. This assessment is based upon formal and informal communications with software vendors, literature supplied with the software, literature supplied in connection with maintenance contracts, and test evaluations of the software.

The failure of our tenants' or suppliers' computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may also result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the affected tenant or supplier to operate its business and thereby raise adequate revenue to meet its contractual obligations to the Company. As a result, we may not receive revenue or services we had otherwise expected to receive pursuant to existing leases and contracts. We have completed an inventory of the tenants, suppliers and other parties with whom we do a significant amount of business and are in the process of surveying such parties to identify the potential exposure in the event they are not Year 2000 compliant in a timely manner. We expect to have responses from such parties by May 1999. However, at this time, we are not aware of any party that is anticipating a material Year 2000 compliance issue. Although the investigations and assessments of possible Year 2000 issues are still in a preliminary stage, we do not anticipate a material impact on our business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, because the number and nature of our tenant base are diverse, and because we do not rely on a concentration of suppliers and other parties to conduct our business.

Although we are aware that we may not, in fact, be Year 2000 compliant upon the year 2000, at this time we have not adopted a contingency plan for the conduct of our own operations because we expect to be Year 2000 compliant in advance of 2000. However, we will continue to monitor our progress and state of readiness, and will be prepared to adopt a contingency plan with respect to areas in which evidence arises that we may not become Year 2000 compliant in sufficient time. It is possible that an aggregation of tenants, suppliers, and other parties who experience Year 2000 related system malfunctions or failures may have a material impact on our business, operations, and financial condition. Although we believe that we will be able to adopt appropriate contingency plans to deal with any Year 2000 compliance issue that any other party, excluding public utilities, with whom we have significant relationships may experience as we continue our Year 2000 assessment and testing, we cannot be certain at this time that such contingency plans will be effective in limiting the harm caused by such third parties' system malfunctions and failures.

The reasonably likely worst case scenario that could affect our operations would be a widespread prolonged power failure affecting a substantial portion of the Midwestern states in which our shopping centers are located. In the event of such a widespread prolonged power failure, a significant number of tenants may not be able to operate their stores and, as a result, their ability to pay rent could be substantially impaired. We are not aware of an economically feasible contingency plan which could be implemented to prevent such a power failure from having a material adverse effect on our operations.

We would experience adverse consequences if we failed to qualify as a REIT.

Our failure to qualify as a REIT would have serious adverse financial consequences.

We believe that we have operated in a manner that permits us to qualify as a REIT under the Internal Revenue Code for each taxable year since our formation in 1961. Qualification as a REIT, however, involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. In addition, REIT qualification involves the determination of factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to share owners aggregating annually at 95% of our REIT taxable income, excluding net capital gains. As a result, although we believe that we are organized and operating in a manner that permits us to remain qualified as a REIT, we cannot guarantee that we will be able to continue to operate in such a manner. In addition, if we are ever audited by the Internal Revenue Service with respect to any past year, the IRS may challenge our qualification as a REIT for such year. Similarly, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. We are not aware, however, of any currently pending tax legislation that would adversely affect our ability to continue to operate as a REIT.

If we fail to qualify as a REIT, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to share owners because of the additional tax liability for the year or years involved. If we do not qualify as a REIT, we would no longer be required to make distributions to share owners. To the extent that distributions to share owners would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under our primary debt obligations and could significantly reduce the market value of our common stock.

We may need to borrow money to qualify as a REIT.

Our ability to make distributions to share owners could be adversely affected by increased debt service obligations if we need to borrow money in order to maintain our REIT qualification. For example, differences in timing between when we receive income and when we have to pay expenses could require us to borrow money to meet the requirement that we distribute to our share owners at least 95% of our net taxable income each year excluding net capital gains. The incurrence of large expenses also could cause us to need to borrow money to meet this requirement. We might need to borrow money for these purposes even it we believe that market conditions are not favorable for such borrowings and therefore we may borrow money on unfavorable terms.

We are subject to some taxes even if we qualify as a REIT.

Even if we qualify as a REIT, we are subject to some federal, state, and local taxes on our income and property. For example, we pay tax on certain income we do not distribute. Also, our income derived from properties located in some states are subject to local taxes and, if we were to enter into transactions which the Internal Revenue Code labels as prohibited transactions, our net income from such transactions would be subject to a 100% tax.

ITEM 2.       PROPERTIES

The properties we owned at December 31, 1998 are described under Item 1 and in
Note 4 of the Notes to Financial Statements contained in this Report.

Our principal office is located at 40 Skokie Boulevard in Northbrook, Illinois, where we lease approximately 10,000 square feet of space from an unrelated landlord. We maintain regional property management and leasing offices at certain of our properties located in Chicago, Peoria, Minneapolis, St. Louis, Indianapolis, Kansas City, Louisville, Milwaukee, Nashville, and Omaha.

ITEM 3.       LEGAL PROCEEDINGS

Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

Our bylaws provide for a President, a Treasurer, a Secretary and such other officers as are elected or appointed by the Directors. Each officer holds office at the discretion of the Directors. The Directors have determined that the following officers are executive officers of Bradley within the meaning of Rule 3b-7 under the Securities Exchange Act:

President, Chairman, and Chief Executive Officer - Thomas P. D'Arcy, age 39, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

Executive Vice President - Richard L. Heuer, age 46, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies from September 1993, and Towle Real Estate Company from 1988, which companies were the independent property management companies that managed our Minnesota properties.

Executive Vice President of Asset Management - E. Paul Dunn, age 52, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

Executive Vice President, Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 47, has held this position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust, from June 1993 to September 1995. Prior to June 1993, Mr. Lingo was Vice President-Finance of CSX Realty, a subsidiary of CSX Corporation, from 1991-1992.

Executive Vice President of Leasing - Steven St. Peter, age 47, has held this position since August 1996. Prior to joining the Company, Mr. St. Peter served as National Director of Real Estate for Bally's Total Fitness from 1995 to 1996, Midwest Manager of Real Estate for TJX Corporation from 1993 to 1995 and Director of Leasing for H.S.S. Development from 1990 to 1993.

Senior Vice President - Marianne Dunn, age 39, was named Senior Vice President of Bradley in September 1995, having served as Vice President of Bradley since 1993 and as Investment Manager since 1990.

Vice President of Construction - Frank J. Comber, age 58, has held this position since August 1996. Prior to joining the Company, Mr. Comber served as Vice President of Construction Services for Merchandise Mart Properties from 1989 to 1996 and First Vice President for Homart Development Company from 1973 to 1988.

None of our officers or Directors is related to any other officer or Director. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BTR." Our 8.4% Series A Convertible Preferred Stock, issued August 6, 1998, is also traded on the NYSE under the symbol "BTRPrA." The ranges of high and low prices reported on the NYSE during 1998 and 1997 for the period outstanding were:

Common Stock:

                    1998                                          1997
     -------------------------------------           --------------------------------
     Quarter Ended      High       Low               Quarter Ended    High     Low
     -------------      ----       ---               -------------    ----     ---
     March 31         $21-3/4    $19-13/16           March 31        $20-3/4  $17-3/8
     June 30           21-7/8     20-1/8             June 30          20-3/8   17-1/2
     September 30      22-3/4     18-3/8             September 30     21-1/4   18
     December 31       21-13/16   18-3/4             December 31      21-7/16  18

Series A Convertible Preferred Stock:

                  1998
     ------------------------------
     Quarter Ended    High      Low
     -------------    ----      ---
     September 30     $24-1/2  $21-3/8
     December 31       24-1/2   22

The closing sale prices of the common stock and preferred stock on the NYSE on March 1, 1999, were $19-3/16 and $22-3/8, respectively. At December 31, 1998, there were approximately 690 holders of record of our common stock, and 1,249 holders of record of our Series A preferred stock.

We have paid dividends during the past two full years as follows:

                           1998                                        1997
     -----------------------------------------------          ----------------------------
                        Per Common     Per Preferred                            Per Common
       Payment            Share            Share               Payment             Share
     ------------       ----------     -------------          ------------      ----------
     March 31             $ .35                -              March 31             $ .33
     June 30                .35                -              June 30                .33
     September 30           .35             .525              September 30           .33
     December 31            .37             .525              December 31            .35

We have determined that approximately 28% of the distributions paid in 1997 were non-taxable returns of capital to share owners, approximately 81% and 57% of the distributions paid in 1998 and 1997, respectively, were ordinary dividends and 19% and 15% of the distributions paid in 1998 and 1997, respectively, were capital gains.

Recent Issue of Unregistered Securities

On November 19, 1998, Bradley Operating Limited Partnership issued 62,436 limited partner units that may be exchanged after December 31, 1999, for an equal number of shares of our common stock, as a part of the consideration paid for the acquisition of Maplewood Square. At the date of the transaction, the value of a share of common stock for which each limited partnership unit may be exchanged was $20.79. No registration statement was required in connection with the issuance because the transaction did not involve a public offering and was exempt under Section 4(2) of the Securities Act.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                                       Year Ended December 31,
                                                                             (Thousands of dollars, except per share data)

                                                                         1998         1997         1996         1995         1994
                                                                      ---------    ---------    ---------    ---------    ---------
Total income                                                          $ 131,037    $  97,552    $  78,839    $  36,572    $  32,987
Total expenses                                                           98,466       74,116       60,711       28,141       25,343
                                                                      ---------    ---------    ---------    ---------    ---------

Income before equity in earnings of partnership, net gain on sale of
   properties and extraordinary item                                     32,571       23,436       18,128        8,431        7,644
Equity in earnings of partnership                                           586         --           --           --           --
Net gain on sale of properties                                           29,680        7,438        9,379         --            983
                                                                      ---------    ---------    ---------    ---------    ---------

Income before extraordinary item and allocation to minority interest     62,837       30,874       27,507        8,431        8,627
Income allocated to minority interest                                    (3,317)      (1,116)        (285)        --           --
                                                                      ---------    ---------    ---------    ---------    ---------

Income before extraordinary item                                         59,520       29,758       27,222        8,431        8,627
Extraordinary loss, net of minority interest                               --         (4,631)        --           --           --
                                                                      ---------    ---------    ---------    ---------    ---------

Net income                                                               59,520       25,127       27,222        8,431        8,627
Preferred share distributions                                            (2,922)        --           --           --           --
                                                                      ---------    ---------    ---------    ---------    ---------

   Net income attributable to common share owners                     $  56,598    $  25,127    $  27,222    $   8,431    $   8,627
                                                                      =========    =========    =========    =========    =========

Basic earnings per common share:
   Income before extraordinary item                                   $    2.39    $    1.36    $    1.54    $    0.85    $    1.05
   Extraordinary loss, net of minority interest                            --          (0.21)        --           --           --
                                                                      ---------    ---------    ---------    ---------    ---------

   Net income                                                         $    2.39    $    1.15    $    1.54    $    0.85    $    1.05
                                                                      =========    =========    =========    =========    =========

Diluted earnings per common share:
   Income before extraordinary item                                   $    2.37    $    1.36    $    1.54    $    0.85    $    1.05
   Extraordinary loss, net of minority interest                            --          (0.21)        --           --           --
                                                                      ---------    ---------    ---------    ---------    ---------

   Net income                                                         $    2.37    $    1.15    $    1.54    $    0.85    $    1.05
                                                                      =========    =========    =========    =========    =========

Distributions per common share                                        $    1.42    $    1.34    $    1.32    $    1.32    $    1.29

Net cash provided by (used in):
   Operating activities                                               $  51,586    $  44,827    $  31,633    $  12,733    $  10,877
   Investing activities                                               $(131,820)   $(122,649)   $ (16,715)   $  (9,953)   $ (33,653)
   Financing activities                                               $  75,487    $  75,107    $  (8,153)   $  (2,276)   $  22,019

Funds from operations*                                                $  52,316    $  42,710    $  30,630    $  15,249    $  12,382

Total assets at end of year                                           $ 968,680    $ 668,791    $ 502,284    $ 180,545    $ 166,579

Total debt at end of year                                             $ 472,375    $ 302,710    $ 188,894    $  39,394    $  66,748

*We compute funds from operations ("FFO") in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets, but do add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time.

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

The Company funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Company funds acquisitions, developments and other capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of debt and equity securities. The Company may also acquire properties through the direct issuance of debt and equity securities of the Company, or through the issuance of Limited Partner Units ("LP Units") of the Operating Partnership to the seller or contributor of the acquired properties. Additionally, the Company may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with the Company's strategic focus. In addition, the Company may acquire partial interests in real estate assets through participation in joint venture transactions.

The Company focuses its investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. The Company will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, the Company may engage in development activities, either directly or through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where management anticipates that value can be created from new developments more effectively than from acquisitions of existing shopping center properties.

The Company considers its liquidity and ability to generate cash from operating and from financing activities to be sufficient, and expects them to continue to be sufficient, to meet its operating expense, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, the Company also believes it has sufficient liquidity and flexibility to be able to continue to take advantage of favorable acquisition and development opportunities. However, the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of December 31, 1998, financial liquidity was provided by the Company's unused balance on the line of credit of $80.5 million. In addition, the Company has an effective "shelf" registration statement under which the Company may issue up to $201.4 million in equity securities and an additional "shelf" registration statement under which the Operating Partnership may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During the third quarter of 1998, the Operating Partnership implemented a Medium-Term Note program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

As of December 31, 1998, the Company was also holding for sale six properties with an aggregate book value of $46.5 million. Proceeds received from a sale of any of such properties would provide additional liquidity to the Company. On February 23, 1999, the Operating Partnership issued $50 million of 8.875% Series B Cumulative Redeemable Preferred Units in a private placement. The net proceeds of approximately $49 million were used to pay-down the line of credit with the expectation that the increased borrowing capacity under the line of credit will be used to develop or acquire additional shopping centers.

Mortgage debt outstanding at December 31, 1998 consisted of fixed-rate notes totaling $103.3 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. In September 1998, approximately $10.0 million of mortgage indebtedness, with an interest rate of 9.875%, was paid-off upon maturity with cash provided by the line of credit. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $1.1 million during 1998, with another $2.5 million due in 1999. The Company has no maturing debt until February 2000, when $6.0 million in mortgage debt becomes due, and December 2000, when the line of credit expires. The Company has historically been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. While the Company currently expects to fund long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit, there can be no assurance that the Company will be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $51,586,000 during 1998, from $44,827,000 during 1997 and $31,633,000 in 1996. These increases were due primarily to the growth of the Company's portfolio.

Funds from operations ("FFO") increased $9,606,000 or 22% during 1998, from $42,710,000 in 1997 to $52,316,000 in 1998. FFO increased by $12,080,000 or 39%
during 1997 from $30,630,000 in 1996. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. In response to the recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"), the Company has modified its presentation of the calculation of FFO to reflect the potential dilution of the weighted average shares outstanding that could occur if LP Units were converted into common stock on a one-for-one basis as provided in the Operating Partnership Agreement. The effect on the calculation of FFO assuming the conversion of LP Units into common stock results in the addition to net income of the income allocated to minority interest since, for the Company, such allocation represents the income allocated to the LP Unit holders. Therefore, FFO, computed in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as modified by the effects of Statement No. 128, and as followed by the Company, represents income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. In 1997, in computing FFO the Company added back to net income $3,415,000 of non-recurring stock-based compensation. The effect of applying Statement No. 128 to weighted average shares results in the addition of the weighted average LP Units outstanding during the reporting period to the weighted average shares outstanding used in the basic EPS computation, resulting in no effect on FFO per share compared with the previous method of presentation. The Company intends to restate all comparative prior periods in future financial reports to reflect the modification to the presentation of the FFO calculation. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $131,820,000 during 1998, from a net use of cash of $122,649,000 in 1997 and a net use of cash of $16,715,000 in 1996.

On August 6, 1998, the Company completed the merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America") after approval by the stockholders of Mid-America (the "Merger"). The Merger was completed through the issuance of 3.5 million shares of a newly created 8.4% Series A Convertible Preferred Stock, the payment of certain transaction costs and the assumption of all of Mid-America's liabilities, making the purchase price approximately $159 million. The Merger was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties aggregating approximately 2.7 million square feet located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in a joint venture which owns two neighborhood shopping centers and one enclosed mall.

During 1998, in addition to the properties acquired in connection with the Merger, the Company completed the acquisitions of 22 shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio and Wisconsin aggregating 3.0 million square feet for a total purchase price of approximately $202.8 million. Also, during 1998, the Company completed the sales of a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago for a net sales price of approximately $82.1 million, and a 46,000 square-foot shopping center located in Iowa for a net sales price of approximately $1.9 million.

During 1997, the Company acquired 25 shopping centers aggregating 3.1 million square feet at an aggregate cost of approximately $189.3 million. Shopping center acquisitions during 1998 and 1997 were funded through a combination of cash provided by the line of credit, the assumption of secured mortgage indebtedness, and the issuance of LP Units which are redeemable in exchange for common stock.

During 1997, the Company completed the sales of three properties located in New England for an aggregate net sales price of $19.4 million. These properties were held for sale at December 31, 1996 because such properties were not aligned with the Company's strategic market focus. Additionally, the Company completed the sale of Meadows Town Mall during 1997 for a net sales price of

$5.9 million redeploying the proceeds from the sale toward the acquisitions of additional shopping centers. This property was acquired in the merger acquisition of Tucker Properties Corporation ("Tucker") in March 1996 (the "Tucker Acquisition") and was considered by management to be a non-core property.

Financing Activities

Net cash flows provided by financing activities increased to $75,487,000 in 1998 from $75,107,000 during 1997 and from a net use of cash of $8,153,000 during 1996. Distributions to common and preferred share owners as well as to the minority interest (treated as a reduction in cash flows from financing activities in the Company's financial statements) were $39,354,000 in 1998, $30,504,000 in 1997, and $23,477,000 in 1996.

In November 1997, the Operating Partnership issued $100 million, 7% seven-year unsecured Notes maturing November 15, 2004, which were rated "BBB-" by Standard & Poor's Investment Services ("Standard & Poor's") and "Baa3" by Moody's Investors Service ("Moody's"). The debt securities were issued from a "shelf" registration filed in September 1997 under which the Operating Partnership could issue up to $300 million in unsecured non-convertible investment grade debt securities. The Company utilized the proceeds to prepay a $100 million, 7.23% mortgage note that had been issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). The REMIC Note was secured by six properties and was originally scheduled to expire in September 2000. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended the Company's weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1998, net of the unamortized discount, was $99,814,000. The effective interest rate on the unsecured Notes is approximately 7.194%.

In January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 from the aforementioned "shelf" registration. The issue was rated "BBB-" by Standard & Poors and "Baa3" by Moody's. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit which had been increased throughout 1997 primarily for the acquisitions of additional shopping centers. The outstanding balance of the unsecured Notes at December 31, 1998, net of the unamortized discount, was $99,728,000. The effective interest rate on the unsecured Notes is approximately 7.611%.

In May 1998, the Company filed a "shelf" registration under which the Operating Partnership may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration gives the Operating Partnership the flexibility to issue additional debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During September 1998, the Operating Partnership implemented a Medium-Term Note Program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from the date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

In December 1997, the Operating Partnership entered into a new $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston, replacing the previous $150 million unsecured line of credit facility. In November 1998, the Operating Partnership amended the line of credit facility, increasing the maximum capacity to $250 million. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $150 million, a competitive bid rate solicited from the syndicate of banks. Based on the Operating Partnership's current credit rating assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%. Additionally, there is a facility fee currently equal to $375,000 per annum. In the event the current credit ratings were downgraded by either Standard & Poor's or Moody's, the facility fee would increase to $625,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. The line of credit is guaranteed by the Company and matures in December 2000. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. In 1997, the Company incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit. At December 31, 1998, the weighted average interest rate on the line of credit was 6.65%.

In 1997, the Company filed a "shelf" registration statement, under which it could issue up to $234.4 million of equity securities through underwriters or in privately negotiated transactions from time to time. On December 1, 1997, the Company completed an offering of 990,000 shares of its common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering of $19.2 million were used to reduce outstanding indebtedness under the line of credit. The shares were sold under a program entered into with PaineWebber Incorporated ("PaineWebber") on October 21, 1997, pursuant to which the Company had the right, but not the obligation, until April 21, 1998, to sell shares of its common stock at the market price on the day following notification to PaineWebber of its intent to sell common stock to PaineWebber, acting as underwriter, with an aggregate value up to $60 million, in amounts ranging from $5 million to $20 million per transaction. The Agreement provided the Company with the ability to match its capital expenditure needs for pending and future acquisitions with contemporaneous capital raising transactions whenever the Company was in a position to utilize the proceeds from an equity offering, without being forced to dilute earnings because of an obligation to issue equity prior to such time. No further shares were sold under the program, which expired April 21, 1998. The Company completed an additional offering of 300,000 shares of its common stock on December 10, 1997 at a price to the public of $20.50 per share. Net proceeds from the offering of $5.7 million were used to reduce outstanding indebtedness under the line of credit. In February 1998, the Company issued 392,638 shares of common stock from the "shelf" registration at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were used to reduce outstanding borrowings under the line of credit.

During 1996, the Company completed a public offering of 2,875,000 shares of common stock at a price of $16.50 per share. Net proceeds from the offering of approximately $44.9 million were used to reduce outstanding borrowings under the line of credit.

The Company revised its Dividend Reinvestment and Stock Purchase Plan during the fourth quarter of 1998, increasing the amount raised under such plan to $6 million during 1998 from $770,000 and $196,000 respectively during 1997 and 1996.

Capital Strategy

As of December 31, 1998, the Company was holding for sale six non-core properties, consisting of four enclosed malls and two community shopping centers, all acquired in connection with the Merger acquisition of Mid-America. The net book value of these properties, $46.5 million, has been classified on the consolidated balance sheet as "Real estate investments held for sale." The four enclosed malls are not aligned with the Company's strategic property focus. The remaining two shopping center properties are located in the Southeast region of the United States, and are not aligned with the Company's strategic market focus. Although the spread between the yield generated by the four enclosed malls and the immediate and ultimate redeployment of the sales proceeds may be dilutive to earnings in the near term, management believes the proceeds can be better invested in properties with higher growth potential and risk adjusted returns. The Company expects to use the net proceeds from such sale or sales to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire or develop additional shopping centers within its target markets that are more in keeping with the Company's grocery-anchored community shopping center focus. There can be no assurance that any sales will be completed or that, if a sale is completed, the net proceeds will be redeployed into investments with favorable economic conditions.

Management believes that the Company's continued growth and operating performance have enhanced the Company's ability to further raise both equity and debt capital in the public markets at such time as management determines that market conditions and the opportunity to utilize the proceeds from the issuance of securities are favorable. As indicated above, the Company has positioned itself to take advantage of favorable opportunities by increasing the maximum capacity under the line of credit facility, increasing the dollar amount of debt securities that it may issue pursuant to a "shelf" registration statement and by implementing a Medium-Term Note Program. However, a softening in the equity capital markets and general reduction in liquidity in the debt capital markets have limited the Company's ability to raise new capital from external sources. Despite demanding higher returns on tighter investment capital, the Company continues to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in its target markets and from shopping centers in its core portfolio. The Company is exploring alternative sources of investment capital including joint venture alternatives in order to conserve liquidity while taking advantage of favorable investment opportunities. To the extent that external capital remains constrained or prohibitively expensive, the level of new investment will be aligned to match capital flows accordingly. Attractive investment opportunities may be financed with the line of credit, proceeds from the sale of non-core assets, internally generated retained cash, and possible joint ventures. The Company will continue to judiciously use its flexibility in evaluating investment opportunities in order to maximize value to its share owners.

Year 2000 Issues

The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Many existing computer software programs and operating systems were designed such that the year 1999 is the maximum date that they will be able to process accurately. The failure of the Company's computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may result in system malfunctions or failures. In the conduct of its own operations, the Company relies on equipment manufacturers and commercial computer software primarily provided by independent software vendors, and has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its equipment and computer systems.

The Company has undertaken a five-step program in order to achieve Year 2000 readiness including:

- Awareness - Education involving all levels of Bradley personnel regarding Year 2000 implications.

- Inventory - Creating a checklist and conducting surveys to identify Year 2000 compliance issues in all systems, including both mechanical and information systems. The surveys were also designed to identify critical outside parties such as banks, tenants, suppliers and other parties with whom the Company does a significant amount of business, for purposes of determining potential exposure in the event such parties are not Year 2000 compliant.

- Assessment - Based upon the results of the inventory and surveys, assessing the nature of identified Year 2000 issues and developing strategies to bring the Company's systems into substantial compliance with respect to Year 2000.

- Correction and Testing - Implementing the strategy developed during the assessment phase.

- Implementation - Incorporating repaired or replaced systems into the Company's systems environment.

The program, which is ongoing, has yielded the following conclusions:

With respect to its potential exposure to information technology systems, including the Company's accounting and lease management systems, the Company believes that such commercial software is Year 2000 compliant. This assessment is based upon installation and testing of upgraded software provided by software vendors, as well as formal and informal communications with software vendors and literature supplied with certain software. The Company has incurred minimal costs associated with bringing its information technology systems to be Year 2000 compliant.

In the operation of its properties, the Company has acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company has substantially completed its evaluation of the potential exposure to such non-information technology systems and does not expect to incur more than $50,000 to become Year 2000 compliant. This assessment is based upon formal and informal communications with software vendors, literature supplied with the software, literature supplied in connection with maintenance contracts, and test evaluations of the software.

The failure of the Company's tenants' or suppliers' computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may also result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the affected tenant or supplier to operate its business and thereby raise adequate revenue to meet its contractual obligations to the Company. As a result, the Company may not receive revenue or services it had otherwise expected to receive pursuant to existing leases and contracts. The Company has completed an inventory of the tenants, suppliers and other parties with whom the Company does a significant amount of business and is in the process of surveying such parties to identify the potential exposure in the event they are not Year 2000 compliant in a timely manner. The Company expects to have responses from such parties by May 1999. However, at this time, the Company is not aware of any party that is anticipating a material Year 2000 compliance issue. Although the investigations and assessments of possible Year 2000 issues are still in a preliminary stage, the Company does not anticipate a material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, because the number and nature of the Company's tenant base are diverse, and because the Company does not rely on a concentration of suppliers and other parties to conduct its business.

Although the Company is aware that it may not, in fact, be Year 2000 compliant upon the year 2000, at this time the Company has not adopted a contingency plan for the conduct of its own operations because the Company expects to be Year 2000 compliant in advance of 2000. However, the Company will continue to monitor its progress and state of readiness, and will be prepared to adopt a contingency plan with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. It is possible that an aggregation of tenants, suppliers, and other parties who experience Year 2000 related system malfunctions or failures may have a material impact on the Company's business, operations, and financial condition. Although the Company believes that it will be able to adopt appropriate contingency plans to deal with any Year 2000 compliance issue that any other party, excluding public utilities, with whom the Company has significant relationships may experience as it continues its Year 2000 assessment and testing, it cannot be certain at this time that such contingency plans will be effective in limiting the harm caused by such third parties' system malfunctions and failures.

The reasonably likely worst case scenario that could affect the Company's operations would be a widespread prolonged power failure affecting a substantial portion of the Midwestern states in which the Company's shopping centers are located. In the event of such a widespread prolonged power failure, a significant number of tenants may not be able to operate their stores and, as a result, their ability to pay rent could be substantially impaired. The Company is not aware of an economically feasible contingency plan which could be implemented to prevent such a power failure from having a material adverse effect on the Company's operations.

RESULTS OF OPERATIONS

1998 Compared to 1997

Net income attributable to common share owners for 1998 totaled $56,598,000 compared with $25,127,000 for the prior year. Net income for 1998 included a net gain of $29,680,000 on the sale of two of the Company's non-core properties. Net income for 1997 included a net gain of $7,438,000 on the sale of four non-core properties over the course of the year, a non-recurring charge of $3,415,000 for certain stock-based compensation, and an extraordinary charge of $4,631,000 for costs incurred in connection with the prepayment of the REMIC Note and the write-off of costs associated with the Company's former line of credit. Income before the net gain on sale of properties, extraordinary item and before income allocated to minority interest increased from $23,436,000 to $33,157,000, or 41%. Distributions on the newly created Series A Preferred Stock issued in connection with the Merger acquisition of Mid-America, amounted to $2,922,000 for the period August 6, 1998 through December 31, 1998. Basic net income per common share increased from $1.15 per share in 1997 to $2.39 per share in 1998. The computation of diluted net income per share resulted in a $0.02 per share reduction in the Company's basic net income per share from $2.39 to $2.37 for 1998, but had no effect on the Company's basic net income per share for 1997.

Upon completion of the Merger acquisition of Mid-America on August 6, 1998, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owns two neighborhood shopping centers and one enclosed mall. Under the purchase method of accounting, the results of operations of Mid-America have been included in the Company's consolidated financial statements from the date of acquisition.

During 1998, in addition to the properties acquired in connection with the Merger, the Company acquired 22 shopping centers for a total purchase price of approximately $202.8 million, and sold two non-core properties. During 1997, the Company acquired 25 shopping centers at an aggregate cost of approximately $189.3 million and sold four non-core properties. Results of operations for properties consolidated for financial reporting purposes and held throughout both 1998 and 1997 included 29 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1997 through December 31, 1998 included 72 properties. As of December 31, 1998, the Company owned 95 shopping centers consolidated for financial reporting purposes.

Property Specific Revenues and Expenses (in thousands of dollars)

                                                                                                        Properties
                                                                                         Acquisitions/   held both
                                               1998          1997         Difference      dispositions     years
                                             --------       -------       ----------      -----------    ---------
Rental income                                $128,444       $ 96,115       $ 32,329       $ 33,088       $   (759)
Other property income                        $  2,051       $    701       $  1,350       $    985       $    365
Operations, maintenance and management       $ 18,915       $ 14,012       $  4,903       $  4,376       $    527
Real estate taxes                            $ 21,713       $ 18,398       $  3,315       $  3,411       $    (96)
Depreciation and amortization                $ 22,974       $ 16,606       $  6,368       $  4,249       $  2,119

Results attributable to acquisition and disposition activities

Rental income increased from $96,115,000 in 1997 to $128,444,000 in 1998, an increase of $32,329,000. Approximately $42,294,000 of the increase was attributable to the Company's acquisition activities, including $9,597,000 for properties acquired in the Merger acquisition of Mid-America partially offset by $9,206,000 attributable to disposition activities, primarily One North State.

Other property income increased from $701,000 in 1997 to $2,051,000 in 1998, an increase of $1,350,000. Since almost no other property income was generated from properties that were sold, substantially all of the $985,000 increase for acquisitions and dispositions was attributable to the Company's acquisition activities. Approximately $413,000 of other property income was generated from properties acquired in the Merger, most of which is attributable to other property income at four enclosed malls. Approximately $365,000 of the increase in other property income was attributable to properties held both years.

Operations, maintenance and management expense increased from $14,012,000 in 1997 to $18,915,000 in 1998, an increase of $4,903,000. Approximately $4,376,000 of the net increase was attributable to the Company's acquisition and disposition activities, including $1,699,000 for properties acquired in the Merger.

Real estate taxes increased from $18,398,000 in 1997 to $21,713,000 in 1998, an increase of $3,315,000. Real estate taxes incurred for properties acquired during both years, net of real estate taxes eliminated for properties sold, of approximately $3,411,000 accounted for substantially all of the increase.

Depreciation and amortization increased from $16,606,000 in 1997 to $22,974,000 in 1998, an increase of $6,368,000. Approximately $4,249,000 of the net increase was attributable to the Company's acquisition and disposition activities, while approximately $2,119,000 was attributable to properties held both years.

Results for properties fully operating throughout both years

On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Previously, the Company recognized percentage rental income each period based on reasonable estimates of tenant sales. Largely due to the implementation of EITF No. 98-9, percentage rental income for properties held throughout both years decreased by $595,000.

Including the reduction for percentage rental income of $595,000, total rental income for properties held throughout both years decreased $759,000, or approximately 1%. Decreases in rental income of $755,000 at Heritage Square, $543,000 at Sun Ray Shopping Center, $386,000 at High Point Centre, and $226,000 at Har Mar Mall were partially offset by increases of $485,000 at Westview Center and $359,000 at Grandview Plaza. The decrease at Heritage Square was caused by an expected vacancy of Montgomery Ward in the first quarter of 1998, following the tenant's declaration of bankruptcy in 1997. A 62,000 square-foot lease with Carson Pirie Scott has been signed, expected to commence in the second half of 1999, to replace approximately one half the space previously occupied by Montgomery Ward. The decrease at Sun Ray Shopping Center was primarily due to a $172,500 termination payment received in the second quarter of 1997 combined with a reduction in real estate tax recoveries of $358,000 resulting from the negotiation of real estate tax reductions of $450,000 for the prior year. The decrease in rental income at High Point Centre was due to the termination of a lease with T.J. Maxx in the second quarter of 1998, resulting from the consolidation of T.J. Maxx and Marshalls stores. The reduction in rental income at Har Mar Mall primarily resulted from the vacancy of HomePlace in the third quarter of 1998, after this tenant declared bankruptcy in January 1998. Although the Company is in negotiations to replace the tenant, a reduction in rental income at this property is expected in future quarters. Except for the significant vacancy of HomePlace, however, leasing activity was strong at this property. Increases in real estate tax recoveries at Westview Center resulted from an increase in real estate taxes of $318,000 due to the negotiation of tax reductions at this center in the prior year. The increase in rental income at Westview Center is also attributable to a 60,000 square-foot lease with Waccamaw Pottery commencing in the fourth quarter of 1997. The increase in rental income at Grandview Plaza was primarily due to the commencement of a 30,000 square-foot lease with OfficeMax in the fourth quarter of 1997.

Despite the competitive retail climate that contributed to the vacancies described above, in addition to the lease with Carson Pirie Scott at Heritage Square, several significant new leases were signed during 1998 that are expected to contribute to increases in rental income at such properties in future quarters. A 30,000 square-foot lease at Commons of Crystal Lake was signed with Toys 'R Us in the third quarter of 1998, commencing in the first quarter of 1999 for half of the space formerly occupied by Jewel, which opened its newly expanded 71,000 square-foot space at this center in the third quarter of 1998. A 28,000 square-foot lease was also signed with Marshalls at Commons of Crystal Lake, expected to commence in the second quarter of 1999. Rental income is expected to increase at Rollins Crossing due to a 71,000 square-foot lease with Regal Cinema commencing in October 1998, and at Sun Ray Shopping Center due to a newly signed lease for 26,000 square feet with Bally's Total Fitness, expected to commence in the first half of 1999. Rental income is also expected to increase at High Point Centre due to a new 36,000 square-foot lease with Babies 'R Us. Additional leases commencing late in the fourth quarter of 1998 expected to contribute to increases in rental income include a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza and a 22,000 square-foot lease with Pep Boys at Brookdale Square.

The remaining $527,000 increase in operations, maintenance and management expense during 1998 was primarily attributable to an increase in bad debt expense, mostly to reserve a deferred rent receivable balance for HomePlace in the first quarter.

The remaining $96,000 decrease in real estate taxes during 1998 was primarily attributable to the aforementioned reduction at Sun Ray Shopping Center, as well as a reduction of approximately $521,000 at Village Shopping Center due to negotiated abatements, partially offset by the aforementioned increase at Westview Center as well as an increase of approximately $540,000 at Commons of Chicago Ridge.

The remaining $2,119,000 increase in depreciation and amortization during 1998 was attributable to new construction and leasing at Westview Center, Burning Tree Plaza, Village Shopping Center, and Sun Ray Shopping Center as well as new tenancies at various other locations, combined with the write-off of costs for HomePlace at Har Mar Mall and Montgomery Ward at Heritage Square due to their vacancies.

Non-Property Specific Expenses

Mortgage and other interest increased $11,119,000 from $16,562,000 in 1997 to $27,681,000 in 1998. Interest expense on the line of credit, net of amounts capitalized, increased from $6,605,000 to $7,897,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of borrowings for acquisitions during 1998, partially offset by lower borrowing rates. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 6.70% in 1998 from 7.48% during 1997. Mortgage interest expense decreased from $9,221,000 in 1997 to $5,481,000 in 1998, primarily due to the prepayment of the REMIC Note in November 1997 with proceeds from the issuance of unsecured Notes, partially offset by interest incurred on the assumption of $25,753,000 in mortgage indebtedness in connection with the acquisition of three shopping centers in 1998, and $37,933,000 in connection with the Merger, as well as a full year's interest incurred on mortgages assumed in connection with the acquisition of four shopping centers in 1997. Interest on the REMIC Note in 1997 amounted to $6,631,000. The weighted average interest rate on mortgage debt outstanding at December 31, 1998 was 7.51%. Interest on the $100 million, 7% unsecured Notes issued in November 1997 and used to prepay the REMIC Note amounted to $736,000 in 1997 compared with $7,175,000 in 1998. Interest on the $100 million, 7.2% unsecured Notes issued in January 1998 amounted to $7,057,000.

General and administrative expense increased from $5,123,000 in 1997 to $7,183,000 in 1998. The increase is primarily a result of the growth of the Company, including increases in salaries for additional personnel, investor relations for a larger shareholder base, and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions that are not consummated. During 1998, several potential property acquisitions were abandoned as a result of a softening in the equity capital markets and general decrease in liquidity in the debt capital markets, as the Company decided to reevaluate the utilization of capital resources and protect its liquidity, resulting in a charge to general and administrative expense of approximately $300,000. Additionally, the Company had historically capitalized portions of salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis allocated to completed acquisitions. On March 19, 1998, the EITF reached a consensus under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement was effective March 19, 1998.

During 1997, the Company incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit, and incurred an extraordinary loss on the prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee, in connection with the prepayment of the REMIC Note.

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

Property Specific Revenues and Expenses (in thousands of dollars)

                                                                                                                      Properties
                                                                                                    Acquisitions/     held both
                                                           1997         1996        Difference      dispositions         years
                                                         ------        -------        -------          -------         ---------
  Rental income                                          $96,115       $77,512        $18,603          $17,722         $    881
  Operations, maintenance and management                 $14,012       $12,949        $ 1,063          $ 2,171         $ (1,108)
  Real estate taxes                                      $18,398       $16,787        $ 1,611          $ 2,129         $   (518)
  Depreciation and amortization                          $16,606       $13,286        $ 3,320          $ 2,769         $    551

Results attributable to acquisition and disposition activities

Rental income increased from $77,512,000 in 1996 to $96,115,000 in 1997, an increase of $18,603,000. Approximately $17,722,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $8,933,000 primarily related to the full year effect of the Tucker Acquisition in 1996.

Operations, maintenance and management expense increased from $12,949,000 in 1996 to $14,012,000 in 1997, an increase of $1,063,000. Approximately $2,171,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $1,108,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition, partially offset by a $1,108,000 decrease for properties held both years.

Real estate taxes increased from $16,787,000 in 1996 to $18,398,000 in 1997, an increase of $1,611,000. Approximately $2,129,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $866,000 primarily related to the full year effect of the Tucker Acquisition, partially offset by a $518,000 decrease for properties held both years.

Depreciation and amortization increased from $13,286,000 in 1996 to $16,606,000 in 1997, an increase of $3,320,000. Approximately $2,769,000 of the net increase was attributable to the Company's acquisition and disposition activities, of which $1,575,000 primarily related to the full year effect of the Tucker Acquisition.

Results for properties fully operating throughout both years

The remaining increase in rental income of $881,000 was primarily attributable to increases at Har Mar Mall, Burning Tree Plaza and Crossroads Center aggregating $1,006,000, partially offset by a decrease at Westview Center of approximately $382,000. During the second half of 1996, the Company signed leases at Har Mar Mall for approximately 26,000 square feet, or 6% of the Center, contributing to an increase in 1997, since such leases were in place for the full year. Additionally, higher sales for certain tenants at Har Mar Mall contributed to an increase in percentage rents. The Best Buy store at Burning Tree Plaza was expanded by approximately 18,000 square feet in March 1997, contributing to the increased rental income at this property. The rental income increase at Crossroads Centre was primarily due to an increase in occupancy.

Westview Center continued to suffer from the vacancy of Burlington Coat Factory in 1994. Management actions with respect to the property included negotiating reductions in the assessed value of the property, resulting in a $438,000 reduction in the real estate tax expense in 1997, more than offsetting the reduction in rental income. Further, during 1997, the Company signed a 60,000 square-foot lease with Waccamaw Pottery, which commenced in October 1997. A new lease of 55,000 square feet was signed with JC Penney at Commons of Chicago Ridge which commenced in June 1997. A 30,000 square-foot lease was signed with OfficeMax at Grandview Plaza which commenced in December 1997.

The remaining decrease in operations, maintenance and management expense of $1,108,000 was primarily attributable to decreases at Rivercrest Center, Har Mar Mall, Westview Center and Crossroads Centre, aggregating approximately $947,000. The overall decreases were attributable to reductions in bad debt expense, as well as snow removal due to a harsh winter in 1996.

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

Non-Property Specific Expenses

Mortgage and other interest increased from $13,404,000 in 1996 to $16,562,000 in 1997. Interest expense on the line of credit, net of amounts capitalized, increased from $5,666,000 to $6,605,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of drawing approximately $138 million for acquisitions during 1997, partially offset by lower borrowing rates negotiated through the amendment and subsequent replacement of the previous $150 million line of credit with a new $200 million line of credit. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 7.48% in 1997 from 7.84% during 1996. Mortgage interest expense increased from $7,738,000 in 1996 to $9,221,000 in 1997, primarily due to a longer interest period in 1997 on the REMIC Note assumed in the Tucker Acquisition in 1996, but also due to the assumption of $26,677,000 in mortgage indebtedness in connection with the acquisition of four shopping centers during 1997. The weighted average interest rate on mortgage debt outstanding at December 31, 1997 was 8.18%. Mortgage and other interest in 1997 also included $736,000 on $100 million of 7% unsecured Notes issued in November 1997. The proceeds from the issuance were used to prepay the 7.23% REMIC Note.

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

General and administrative expense increased from $3,532,000 in 1996 to $5,123,000 in 1997 primarily resulting from increased personnel following 1996 and 1997 acquisition activity. In connection with the Company's moving its headquarters from Boston, Massachusetts (where the Company was founded in 1961) to Northbrook, Illinois, the Company incurred a one-time relocation charge of $409,000 during 1996.

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

New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. As of December 31, 1998, the Company's long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured Notes, and a variable rate line of credit facility. The average interest rate on the $103.3 million of secured mortgage indebtedness outstanding at December 31, 1998 was 7.51%, with maturities at various dates through 2016. The unsecured Notes with an outstanding balance of $199.5 million at December 31, 1998, consist of $100 million, 7% seven-year unsecured Notes maturing November 15, 2004 with an effective rate of 7.19%, and $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 with an effective rate of 7.61%. The weighted average interest rate on the line of credit at December 31, 1998 was 6.65%. The line of credit, with an outstanding balance at December 31, 1998 of $169.5 million, matures December 2000. The carrying value of the line of credit at December 31, 1998 approximates its fair value.

The aggregate scheduled principal amortization of all debt consists of the following at December 31, 1998:

                  1999                 $    2,547,000
                  2000                    178,053,000
                  2001                      5,437,000
                  2002                     31,147,000
                  2003                      8,192,000
                  Thereafter              246,999,000
                                        -------------
                                        $ 472,375,000
                                        =============

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Schedule later in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 4A. under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information under the headings "Information Regarding Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the information under the headings "Compensation of Directors and Executive Officers," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements" and "Share Performance Graph" in our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Beneficial Ownership of Shares" in our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

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


     Exhibit No.                      Description                           Page
     -----------                      -----------                           ----

         3.1      Articles of Amendment and Restatement of Bradley Real      N/A
                  Estate, Inc., incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated October
                  17, 1994.

         3.2      Articles of Merger between Bradley Real Estate Trust and   N/A
                  Bradley Real Estate, Inc., incorporated by reference to
                  Exhibit 3.2 of the Company's Current Report on Form 8-K dated October 17, 1994.

         3.3      Articles of Merger between Tucker Properties Corporation   N/A
                  and Bradley Real Estate, Inc., incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form
                  10-K dated March 25, 1996.

Exhibit No.                       Description                               Page
                  --------------------------------------------------------

         3.4      Articles of Merger between Mid-America Realty              N/A
                  Investments, Inc. and Bradley Real Estate, Inc., incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated August 7, 1998.


         3.5 Articles Supplementary Establishing and Fixing the Rights N/A and Preferences of a Series of Shares of Preferred Stock for the 8.4% Series A Convertible Preferred Stock of
                  Bradley Real Estate, Inc. attached as Annex B to the
                  Proxy Statement/Prospectus included in Part I to the Registration Statement on Form S-4 (File No. 333-57123) and incorporated herein by reference.

         3.6 Articles Supplementary Establishing and Fixing the Rights N/A and Preferences of a Series of Shares of Preferred Stock for the 8.875% Series B Cumulative Redeemable Preferred
                  Stock of Bradley Real Estate, Inc. incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March 3, 1999.


         3.7      By-laws of Bradley Real Estate, Inc., incorporated by      N/A
                  reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated October 17, 1994.

         4.1.1    Text of Indenture dated as of November 24, 1997 by and     N/A
                  between Bradley Operating Limited Partnership and LaSalle National Bank relating to the Senior Debt Securities of Bradley Operating Limited Partnership, incorporated by reference to Exhibit 4.1 to Bradley Operating Limited Partnership's Registration Statement on Form S-3 (File
                  No. 333-36577) dated September 26, 1997.

         4.1.2    Definitive Supplemental Indenture No. 1 dated as of        N/A
                  November 24, 1997 between Bradley Operating Limited Partnership and LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form 8-K dated November
                  24, 1997.

         4.1.3    Definitive Supplemental Indenture No. 2 dated as of        N/A
                  January 28, 1998 between Bradley Operating Limited
                  Partnership and LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form 8-K dated January
                  28, 1998.

         10.1     Second Amended and Restated Agreement of Limited           N/A
                  Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997, incorporated by reference to Exhibit 3.1 of Bradley Operating Limited Partnership's Registration Statement on Form 10 dated September 8,
                  1997.

         10.1.2*  Amendment, dated July 31, 1998, to Second Restated          38
                  Agreement of Limited Partnership of Bradley Operating
                  Limited Partnership.

         10.1.3   Amendment, dated August 6, 1998, to Second Restated        N/A
                  Agreement of Limited Partnership of Bradley Operating
                  Limited Partnership, designating the 8.4% Series A
                  Convertible Preferred Units, incorporated by reference to
                  Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 7, 1998.

         10.1.4   Amendment, dated February 23, 1999, to Second Restated     N/A
                  Agreement of Limited Partnership of Bradley Operating
                  Limited Partnership, designating the 8.875% Series B Cumulative Redeemable Perpetual Preferred Units, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 3, 1999.

         10.2.1 Unsecured Revolving Credit Agreement dated as of December N/A 23, 1997 among Bradley Operating Limited Partnership, as Borrower and The First National Bank of Chicago,
                  BankBoston, N.A. and certain other banks, as Lenders, and The First National Bank of Chicago, as Administrative
                  Agent and BankBoston, N.A., as Documentation Agent and
                  Bank of America National Trust & Savings Association and
                  Fleet National Bank as Co-Agents, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 19, 1997.

        Exhibit No.                   Description                           Page
        -----------                   -----------                           ----
         10.2.2   Form of Guaranty made as of December 23, 1997 by Bradley   N/A
                  Financing Partnership and Bradley Real Estate, Inc. for
                  the benefit of The First National Bank of Chicago, incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K dated December 19,
                  1997.

         10.2.3*  Third Amendment to Unsecured Revolving Credit Agreement     40
                  dated as of November 23, 1998 among Bradley Operating
                  Limited Partnership, as Borrower and The First National
                  Bank of Chicago and other certain banks, as Lenders, and The First National Bank of Chicago, as Administrative
                  Agent and BankBoston, N.A., as Documentation Agent and
                  Bank of America National Trust & Savings Association and
                  Fleet National Bank as Co-Agents.

         10.3     1993 Stock Option and Incentive Plan, as amended and       N/A
                  restated on September 9, 1996, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form
                  10-K405 dated March 19, 1997.

         21.1*    Subsidiaries of the Company.                                56

         23.1*    Consent of KPMG LLP (regarding Form S-3 and Form S-8        57
                  Registration Statements).

         27.1*    Financial Data Schedule                                     __

*Filed herewith.

(b)   Reports on Form 8-K

The following Form 8-K was filed during the period October 1, 1998 through December 31, 1998:

      Form 8-K filed December 16, 1998 (earliest event February 13, 1998), reporting in Item 5. and Item 7. a combined financial statement, consistent with Regulation S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition cost of a series of properties acquired (or whose acquisition the Company considers probable) during the period January 1, 1998 through December 14, 1998, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1997.

The following Form 8-K and Form 8-K/A were filed subsequent to December 31,
1998:

(1) Form 8-K/A filed February 4, 1999 amending Item 7. of Form 8-K filed September 24, 1998 (earliest event February 13, 1998), a combined financial statement, consistent with Regulation S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition cost of a series of properties acquired (or whose acquisition the Company considers probable) during the period January 1, 1998 through September 23, 1998, in the aggregate exceeding 10% of the total assets of the Company and its subsidiaries consolidated at December 31, 1997.

(2) Form 8-K filed March 3, 1999 (earliest event February 23, 1999), reporting in Item 5. the issuance by Bradley Operating Limited Partnership of 2,000,000 units of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit.

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 1999.

                                                BRADLEY REAL ESTATE, INC.

                                                 by: /s/ Thomas P. D'Arcy
                                                     ---------------------------
                                                     Thomas P. D'Arcy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Thomas P. D'Arcy                                                         March 26, 1999
-------------------------------------------------------------        --------------------------------------
Thomas P. D'Arcy, President, Chairman and CEO

   /s/ Irving E. Lingo, Jr.                                                     March 26, 1999
-------------------------------------------------------------        --------------------------------------
Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

   /s/ David M. Garfinkle                                                       March 26, 1999
-------------------------------------------------------------        --------------------------------------
David M. Garfinkle, Controller

   /s/ Stephen G. Kasnet                                                        March 26, 1999
-------------------------------------------------------------        --------------------------------------
Stephen G. Kasnet, Director

   /s/ W. Nicholas Thorndike                                                    March 26, 1999
-------------------------------------------------------------        --------------------------------------
W. Nicholas Thorndike, Director

   /s/ William L. Brown                                                         March 26, 1999
-------------------------------------------------------------        --------------------------------------
William L. Brown, Director

   /s/ Paul G. Kirk, Jr.                                                        March 26, 1999
-------------------------------------------------------------        --------------------------------------
Paul G. Kirk, Jr., Director

   /s/ Joseph E. Hakim                                                          March 26, 1999
-------------------------------------------------------------        --------------------------------------
Joseph E. Hakim, Director

   /s/ A. Robert Towbin                                                         March 26, 1999
-------------------------------------------------------------        --------------------------------------
A. Robert Towbin, Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                                                             PAGE
     Financial Statements
              Consolidated Balance Sheets - December 31, 1998 and 1997                                        F2

              For the years ended December 31, 1998, 1997 and 1996:

                  Consolidated Statements of Income                                                           F3

                  Consolidated Statements of Changes in Share Owners' Equity                                  F4

                  Consolidated Statements of Cash Flows                                                       F5

                  Notes to Consolidated Financial Statements                                                  F6


     Schedule

              Schedule III - Real Estate and Accumulated Depreciation                                        F19


     Report of Independent Auditors for the years ended December 31, 1998, 1997 and 1996                     F24



     All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.




                                       F1

                            BRADLEY REAL ESTATE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         December 31,

                                                                                                   1998                 1997
                                                                                               -------------        -------------
ASSETS:
Real estate investments - at cost                                                              $ 936,465,000        $ 626,247,000
Accumulated depreciation and amortization                                                        (59,196,000)         (40,574,000)
                                                                                               -------------        -------------

Net real estate investments                                                                      877,269,000          585,673,000

Real estate investments held for sale                                                             46,492,000           52,692,000

Other assets:
   Cash and cash equivalents                                                                            --              4,747,000
   Rents and other receivables, net of allowance for doubtful accounts of $4,078,000 for
     1998 and $2,438,000 for 1997                                                                 14,994,000           13,038,000
   Investment in partnership                                                                      13,249,000                 --
   Deferred charges, net and other assets                                                         16,676,000           12,641,000
                                                                                               -------------        -------------

Total assets                                                                                   $ 968,680,000        $ 668,791,000
                                                                                               =============        =============

LIABILITIES AND SHARE OWNERS' EQUITY:

Mortgage loans                                                                                 $ 103,333,000        $  51,227,000
Unsecured notes payable                                                                          199,542,000           99,783,000
Line of credit                                                                                   169,500,000          151,700,000
Accounts payable, accrued expenses and other liabilities                                          29,415,000           25,086,000
                                                                                               -------------        -------------

Total liabilities                                                                                501,790,000          327,796,000
                                                                                               -------------        -------------

Minority interest                                                                                 21,573,000           21,170,000
                                                                                               -------------        -------------

Share Owners' equity:
   Shares of preferred stock and paid-in capital, par value $.01 per share;
     liquidation preference $25.00 per share:
       Authorized 20,000,000 shares; 3,478,493 shares of Series A Convertible Preferred
         Stock issued and outstanding                                                             86,809,000                 --
   Shares of common stock and paid-in capital, par value $.01 per share:
     Authorized 80,000,000 shares; issued and outstanding 23,958,662 and 22,999,120
       shares at December 31, 1998 and 1997, respectively                                        349,254,000          333,452,000
   Shares of excess stock, par value $.01 per share:
     Authorized 50,000,000 shares; 0 shares issued and outstanding                                      --                   --
   Retained earnings (distributions in excess of accumulated earnings)                             9,254,000          (13,627,000)
                                                                                               -------------        -------------

Total share owners' equity                                                                       445,317,000          319,825,000
                                                                                               -------------        -------------

Total liabilities and share owners' equity                                                     $ 968,680,000        $ 668,791,000
                                                                                               =============        =============





  The accompanying notes are an integral part of these consolidated financial statements.



                                       F2

                            BRADLEY REAL ESTATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



REVENUE:                                                                                    Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                1998                 1997                 1996
                                                                            -------------        -------------        -------------
Rental income                                                               $ 128,444,000        $  96,115,000        $  77,512,000
Other income                                                                    2,593,000            1,437,000            1,327,000
                                                                            -------------        -------------        -------------
                                                                              131,037,000           97,552,000           78,839,000
                                                                            -------------        -------------        -------------
EXPENSES:

Operations, maintenance and management                                         18,915,000           14,012,000           12,949,000
Real estate taxes                                                              21,713,000           18,398,000           16,787,000
Mortgage and other interest                                                    27,681,000           16,562,000           13,404,000
General and administrative                                                      7,183,000            5,123,000            3,532,000
Non-recurring stock-based compensation                                               --              3,415,000                 --
Corporate office relocation                                                          --                   --                409,000
Write-off of deferred financing and acquisition costs                                --                   --                344,000
Depreciation and amortization                                                  22,974,000           16,606,000           13,286,000
                                                                            -------------        -------------        -------------

                                                                               98,466,000           74,116,000           60,711,000
                                                                            -------------        -------------        -------------
Income before equity in earnings of partnership, net gain on sale of
   properties and extraordinary item                                           32,571,000           23,436,000           18,128,000
Equity in earnings of partnership                                                 586,000                 --                   --
Net gain on sale of properties                                                 29,680,000            7,438,000            9,379,000
                                                                            -------------        -------------        -------------
Income before extraordinary item and allocation to minority interest           62,837,000           30,874,000           27,507,000
Income allocated to minority interest                                          (3,317,000)          (1,116,000)            (285,000)
                                                                            -------------        -------------        -------------
Income before extraordinary item                                               59,520,000           29,758,000           27,222,000
Extraordinary loss on prepayment of debt, net of minority interest                   --             (4,631,000)                --
                                                                            -------------        -------------        -------------
Net income                                                                     59,520,000           25,127,000           27,222,000
Preferred share distributions                                                  (2,922,000)                --                   --
                                                                            -------------        -------------        -------------
Net income attributable to common share owners                              $  56,598,000        $  25,127,000        $  27,222,000
                                                                            =============        =============        =============

Basic earnings per common share:
   Income before extraordinary item                                         $        2.39        $        1.36        $        1.54
   Extraordinary loss on prepayment of debt, net of minority interest                --                  (0.21)                --
                                                                            -------------        -------------        -------------
   Net income                                                               $        2.39        $        1.15        $        1.54
                                                                            =============        =============        =============

Diluted earnings per common share:
   Income before extraordinary item                                         $        2.37        $        1.36        $        1.54
   Extraordinary loss on prepayment of debt, net of minority interest                --                  (0.21)                --
                                                                            -------------        -------------        -------------
   Net income                                                               $        2.37        $        1.15        $        1.54
                                                                            =============        =============        =============




  The accompanying notes are an integral part of these consolidated financial statements.



                                       F3

                            BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY


                                                                                                       Retained
                                                                                                        earnings
                                                                                                     (distributions
                                                                   Preferred          Common          in excess of
                                                                   shares and        shares and        accumulated
                                                                 paid-in capital   paid-in capital      earnings)          Total
                                                                 ---------------   ---------------      ---------          -----
Balance at December 31, 1995                                      $        --       $ 148,519,000    $ (13,421,000)   $ 135,098,000
   Net income                                                              --                --         27,222,000       27,222,000
   Distributions on common stock ($1.32 per share)                         --                --        (23,168,000)     (23,168,000)
   Common shares issued to acquire Tucker Properties
     Corporation, net                                                      --         103,698,000             --        103,698,000
   Issuance of stock, net of offering costs of $2,618,000                  --          44,851,000             --         44,851,000
   Dividend reinvestment participation                                     --             196,000             --            196,000
   Exercise of stock options                                               --           1,618,000             --          1,618,000
   Reallocation of minority interest                                       --             158,000             --            158,000
   Shares issued in exchange for Limited Partnership
      units                                                                --              52,000             --             52,000
                                                                  -------------     -------------    -------------    -------------

Balance at December 31, 1996                                               --         299,092,000       (9,367,000)     289,725,000
   Net income                                                              --                --         25,127,000       25,127,000
   Distributions on common stock ($1.34 per share)                         --                --        (29,387,000)     (29,387,000)
   Issuance of stock, net of offering costs of $449,000                    --          24,892,000             --         24,892,000
   Dividend reinvestment participation                                     --             770,000             --            770,000
   Exercise of stock options                                               --             173,000             --            173,000
   Reallocation of minority interest                                       --           6,093,000             --          6,093,000
   Shares issued in exchange for Limited Partnership
      units                                                                --              17,000             --             17,000
   Non-recurring stock-based compensation                                  --           2,415,000             --          2,415,000
                                                                  -------------     -------------    -------------    -------------

Balance at December 31, 1997                                               --         333,452,000      (13,627,000)     319,825,000
   Net income                                                              --                --         59,520,000       59,520,000
   Distributions on common stock ($1.42 per share)                         --                --        (33,717,000)     (33,717,000)
   Distributions on preferred stock ($1.05 per share)                      --                --         (2,922,000)      (2,922,000)
   Issuance of common stock, net of offering costs of $112,000             --           7,489,000             --          7,489,000
   Preferred shares issued to acquire Mid-America Realty
     Investments, Inc., net                                          86,839,000              --               --         86,839,000
   Preferred shares converted to common stock                           (30,000)           30,000             --               --
   Dividend reinvestment and stock purchase plan
     participation                                                         --           6,049,000             --          6,049,000
   Exercise of stock options                                               --               4,000             --              4,000
   Reallocation of minority interest                                       --            (390,000)            --           (390,000)
   Shares issued in exchange for Limited Partnership
     units                                                                 --           2,620,000             --          2,620,000
                                                                  -------------     -------------    -------------    -------------

Balance at December 31, 1998                                      $  86,809,000     $ 349,254,000    $   9,254,000    $ 445,317,000
                                                                  =============     =============    =============    =============


  The accompanying notes are an integral part of these consolidated financial statements.



                                       F4

                            BRADLEY REAL ESTATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended December 31,
                                                                               -------------------------------------------------
Cash flows from operating activities:                                              1998              1997              1996
                                                                               -------------     -------------     -------------
   Net income                                                                  $  59,520,000     $  25,127,000     $  27,222,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                              22,974,000        16,606,000        13,286,000
       Equity in earnings of partnership                                            (586,000)             --                --
       Amortization of debt premiums, net of discounts                              (368,000)             --                --
       Extraordinary loss on prepayment of debt, net of minority interest               --           4,631,000              --
       Non-recurring stock-based compensation                                           --           3,415,000              --
       Net gain on sale of properties                                            (29,680,000)       (7,438,000)       (9,379,000)
       Write-off of deferred financing and acquisition costs                            --                --             344,000
       Income allocated to minority interest                                       3,317,000         1,116,000           285,000
   Change in operating assets and liabilities, net of the effect of the
     Mid-America and Tucker acquisitions in 1998 and 1996, respectively:
       (Increase) decrease in rents and other receivables                         (3,523,000)       (3,629,000)        1,659,000
       Increase in accounts payable, accrued expenses and other liabilities        1,283,000         3,639,000           512,000
       (Increase) decrease in deferred charges                                    (1,351,000)        1,360,000        (2,296,000)
                                                                               -------------     -------------     -------------
         Net cash provided by operating activities                                51,586,000        44,827,000        31,633,000
                                                                               -------------     -------------     -------------

Cash flows from investing activities:
   Expenditures for real estate investments                                     (175,927,000)     (137,945,000)       (9,088,000)
   Cash used for merger acquisitions, net of cash acquired                       (28,578,000)             --          (2,130,000)
   Expenditures for capital improvements                                         (11,974,000)       (9,985,000)       (9,642,000)
   Net proceeds from sale of properties                                           83,959,000        25,281,000              --
   Excess proceeds from like-kind exchange of properties                                --                --           4,145,000
   Cash distributions from partnership                                               700,000              --                --
                                                                               -------------     -------------     -------------
         Net cash used in investing activities                                  (131,820,000)     (122,649,000)      (16,715,000)
                                                                               -------------     -------------     -------------

Cash flows from financing activities:
   Borrowings from line of credit                                                246,950,000       148,600,000       132,500,000
   Payments under line of credit                                                (229,150,000)      (60,400,000)     (129,708,000)
   Proceeds from issuance of unsecured notes payable                              99,051,000        99,780,000              --
   Expenditures for financing costs                                               (6,500,000)       (3,104,000)       (1,468,000)
   Repayment of mortgage loans                                                   (10,031,000)     (100,000,000)      (32,234,000)
   Payments associated with prepayment of debt                                          --          (4,444,000)             --
   Principal payments on mortgage loans                                           (1,123,000)         (656,000)         (431,000)
   Distributions paid to common share owners                                     (33,717,000)      (29,387,000)      (23,168,000)
   Distributions paid to minority interest holders                                (1,984,000)       (1,117,000)         (309,000)
   Distributions paid to preferred share owners                                   (3,653,000)             --                --
   Net proceeds from stock offerings                                               7,489,000        24,892,000        44,851,000
   Proceeds from exercise of stock options                                             4,000           173,000         1,618,000
   Net proceeds from dividend reinvestment and stock purchase plan                 6,049,000           770,000           196,000
   Cash disbursed but not presented to bank                                        2,102,000              --                --
                                                                               -------------     -------------     -------------
         Net cash provided by (used in) financing activities                      75,487,000        75,107,000        (8,153,000)
                                                                               -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                              (4,747,000)       (2,715,000)        6,765,000

Cash and cash equivalents:
   Beginning of year                                                               4,747,000         7,462,000           697,000
                                                                               -------------     -------------     -------------
   End of year                                                                 $        --       $   4,747,000     $   7,462,000
                                                                               =============     =============     =============

Supplemental cash flow information:
   Interest paid, net of amount capitalized                                    $  23,440,000     $  15,623,000     $  13,366,000
                                                                               =============     =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.


                                       F5

                            BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

Bradley Real Estate, Inc. ("Bradley" or the "Company") is the nation's oldest continuously qualified real estate investment trust ("REIT"). Organized in 1961, the Company, which has property management, leasing, development and acquisition capabilities, focuses on the ownership and operation of community and neighborhood shopping centers primarily located in the midwestern United States. As of December 31, 1998, the Company had ownership interests in 98 shopping centers in 16 states, aggregating 15.8 million square feet of rentable space, substantially all of which are located in Midwest markets making the Company one of the leading owners of community and neighborhood shopping centers in this region. The Company's shopping centers have a diverse tenant mix dominated by supermarkets, drug stores, and other consumer necessity or value-oriented retailers.

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 1998, Bradley owned an approximate 95% economic interest in and is the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." Economic interests in the Operating Partnership are evidenced by units of partnership interest ("Units") with the interest of the general partner evidenced by general partner common and preferred units ("GP Units"). The interests of persons who have contributed direct or indirect interests in certain properties to the Operating Partnership are evidenced by limited partner units ("LP Units"). Each preferred or common LP Unit is designed to provide distributions to the holder that are equal to the distributions paid on each share of Bradley preferred or common stock; and each common LP Unit is redeemable (subject to certain limitations) by the holder for the cash equivalent at the time of redemption of one share of Bradley common stock or, at Bradley's option, for one share of Bradley common stock. Under the Partnership Agreement, whenever Bradley issues any shares of common or preferred stock, it contributes the proceeds to the Operating Partnership, and concurrently the number of GP Units held by Bradley is increased by the number of newly issued shares, such that the number of GP Units is at all times equal to the number of outstanding shares of common or preferred Bradley stock.

As used herein, the "Company" refers to Bradley Real Estate, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Bradley Real Estate, Inc. only.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The consolidated financial statements of the Company include the accounts and operations of the Company, the Operating Partnership, Bradley Financing Partnership (a general partnership of which the Operating Partnership owns 99% and a wholly-owned corporate subsidiary owns the remaining 1%), and the general partnership interest in the joint venture that owns Williamson Square Shopping Center which is held through the Operating Partnership. Due to the Company's ability as general partner to directly or indirectly control each of these subsidiaries, each is consolidated for financial reporting purposes.

As of December 31, 1998, the Company's 50% general partner interest in Bradley Bethal Limited Partnership, a joint venture which owns two neighborhood shopping centers and one enclosed mall, was accounted for using the equity method. Under the equity method of accounting, the Company's investment is reflected on the consolidated balance sheet as an investment in partnership, and the Company's portion of the net income from such partnership is reflected on the consolidated statement of income as equity in earnings of partnership.

The ownership interests in the Operating Partnership evidenced by LP Unit holders represent the minority interest in the Company. Income is allocated to the minority interest based on the weighted average number of common LP Units outstanding during the period, amounting to 1,401,464, 799,938, and 249,888 during 1998, 1997, and 1996, respectively. As of December 31, 1998 and 1997, there were 1,441,678 and 1,522,393 common LP Units outstanding, respectively.


                                       F6

Rents and Other Receivables

Management has determined that all of the Company's leases with its various tenants are operating leases. Revenues for such leases are recognized using the straight-line method over the term of the leases.

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

          Buildings                                      31.5 - 39 years
          Improvements and alterations                      1 - 39 years

Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $3,470,000, $2,604,000, and $2,056,000 for 1998, 1997, and 1996,
respectively.

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $32,000, $30,000, and $150,000 in 1998, 1997, and 1996, respectively.

The Company applies Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121") for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Real Estate Investments Held for Sale

Real estate investments held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Deferred Charges

Deferred charges consist of leasing commissions incurred in leasing the Company's properties. Such charges are amortized using the straight-line method over the term of the related lease. In addition, deferred charges include costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the related agreement.

Derivative Financial Instruments

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. Derivatives that do not satisfy the criteria above are carried at market value, and any changes in market value are recognized in other income. The Company has only entered into derivative transactions that satisfy the aforementioned criteria. The fair value of interest rate protection agreements is estimated using option-pricing models that value the potential for interest rate protection

                                       F7
agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"), basic EPS is computed by dividing income available to common share owners by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is as follows:

                                                                       Years Ended December 31,
                                                   1998                            1997                             1996
                                        ----------------------------    ----------------------------    ----------------------------
                                                               Per-                            Per-                            Per-
                                        Income       Shares    share    Income       Shares    share    Income       Shares    share
                                        ------       ------    -----    ------       ------    -----    ------       ------    -----
Basic EPS:
   Income before extraordinary
     item and after preferred
     share distributions              $56,598,000  23,660,542  $2.39  $29,758,000  21,776,146  $1.36  $27,222,000  17,619,546  $1.54

Effect of dilutive securities:
   Dilutive options exercised                   -      47,452                   -      42,451                   -      16,352
   Convertible preferred stock          2,922,000   1,440,286                   -           -                   -           -
   Stock-based compensation                     -          -                    -         315                   -           -
   Conversion of LP Units               3,317,000   1,401,464           1,116,000     799,938             285,000     249,888
                                      -----------  ----------         -----------  ----------         -----------  ----------
Diluted EPS:
   Income before extraordinary item   $62,837,000  26,549,744  $2.37  $30,874,000  22,618,850  $1.36  $27,507,000  17,885,786  $1.54
                                      ===========  ==========  =====  ===========  ==========  =====  ===========  ==========  =====



For the years ended December 31, 1998, 1997, and 1996, options to purchase 153,500, 5,500, and 40,000 shares of common stock, respectively, at prices ranging from $17.00 to $22.00 were outstanding during 1998, 1997, and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares.

Stock Option Plans

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in Statement No. 123 had been applied. See Note 9 for the required disclosures.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During 1998 and 1997, shopping center acquisitions included the assumption of $25,753,000 and $26,677,000 of non-recourse mortgage indebtedness and the issuance of 62,436 and 1,212,630 LP Units valued at $1,300,000 and $23,350,000, respectively.



                                       F8

The merger acquisitions of Mid-America Realty Investments, Inc. ("Mid-America") on August 6, 1998 (see Note 12), and of Tucker Properties Corporation on March 15, 1996 resulted in the following non-cash effects on the Company's balance sheets for the respective years:

                                                                                  Mid-America             Tucker
                                                                                  -----------             ------
Assets acquired                                                                 $  (159,433,000)     $ (310,443,000)
Liabilities assumed                                                                  43,973,000         204,615,000
Capital stock and paid-in capital issued, net of costs                                        -         103,698,000
Preferred stock and paid-in capital issued, net of costs                             86,882,000                   -
                                                                                ---------------     ---------------
Cash used for merger acquisitions                                               $   (28,578,000)    $    (2,130,000)
                                                                                ===============     ===============

The like-kind exchange of Nicollet Avenue for Brookdale Square during 1996 resulted in a decrease in other net operating assets of $1,649,000 and the Company assuming net operating liabilities of $173,000.

During 1998, 1997, and 1996, 143,151, 1,238, and 3,738 shares of common stock, respectively, were issued in exchange for an equivalent number of common LP Units held by the minority interest.

NOTE 4 - REAL ESTATE INVESTMENTS

The following is a summary of the Company's real estate held for investment at December 31:


                                                     1998                 1997
                                                -------------        -------------
Land                                            $ 201,849,000        $ 124,890,000
Buildings                                         659,286,000          436,389,000
Improvements and alterations                       72,957,000           64,124,000
Construction in progress                            2,373,000              844,000
                                                -------------        -------------
                                                  936,465,000          626,247,000
Accumulated depreciation and amortization         (59,196,000)         (40,574,000)
                                                -------------        -------------
                                                $ 877,269,000        $ 585,673,000
                                                =============        =============

In July 1998, the Company completed the sale of One North State, a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois for a net sales price of approximately $82,100,000, resulting in a gain on sale of approximately $30,600,000 for financial reporting purposes. One North State did not fit with the Company's strategic property focus, and was classified as held for sale on the consolidated balance sheet as of December 31, 1997. The net gain on sale of properties in 1998 includes an $875,000 provision for loss on sale of Holiday Plaza, which the Company completed in May 1998. The loss on Holiday Plaza, a 46,000 square-foot property located in Iowa, represents the difference between the sales price, net of closing costs, and the carrying value of the property.

During 1997, the Company completed the sales of its Meadows Town Mall, Augusta Plaza, Hood Commons, and 585 Boylston Street properties because such properties were not aligned with the Company's strategic property and market focus. The net gains on the sales of Augusta Plaza, Hood Commons, and 585 Boylston Street were $826,000, $3,073,000, and $4,839,000, respectively. The net gain on sale of properties in 1997 includes a provision for the loss on the sale of Meadows Town Mall of $1,300,000, which represents the difference between the sales price, net of closing costs, and the carrying value of the property.

During 1996, the Company sold its interest in a ground lease in a like-kind exchange for a shopping center. The Company recognized a net gain on sale of the ground lease of $9,379,000 for financial reporting purposes.

At December 31, 1998, the Company was holding for sale six properties, all acquired in connection with the Mid-America merger acquisition. Four of these properties are enclosed malls and are not aligned with the Company's strategic property focus. The remaining two shopping center properties are located in the Southeast region of the United States and are not aligned with the Company's strategic market focus. The dispositions of these properties are expected to be completed during 1999, although there can be no assurance that any such dispositions will occur.

The results of operations included in the accompanying financial statements for properties classified as held for sale as of December 31, 1998 and 1997, or that were sold during 1998, 1997, and 1996, were $7,568,000, $8,689,000, and
$8,745,000, respectively.


                                       F9

NOTE 5 - MORTGAGE LOANS, UNSECURED NOTES PAYABLE AND LINE OF CREDIT

Mortgage loans outstanding consist of the following:

                                                                                December 31,
                                    Effective                        --------------------------------
    Property                      interest rate       Maturity             1998            1997
-----------------------------     -------------     -------------    --------------    --------------
Watts Mill Plaza                      7.25%         February 2000    $    6,262,000    $            -
Eastville Plaza                       7.09%          April 2001           2,858,000                 -
Rivergate Shopping Center             7.25%         January 2002          3,249,000                 -
Shenandoah Plaza                      7.25%         January 2002          4,383,000                 -
Fox River Plaza                       7.76%          April 2002           5,128,000                 -
Southport Centre                      7.25%          April 2002           8,442,000                 -
Edgewood Plaza                        7.25%           June 2002           6,852,000                 -
Moorland Square                      7.348%         November 2002         3,655,000                 -
Kimberly West                         7.25%         January 2003          4,030,000                 -
Martin's Bittersweet Plaza           8.875%           June 2003           3,562,000         3,679,000
Miracle Hills Park                    7.25%          August 2004          4,108,000                 -
Williamson Square                     8.00%          August 2005         12,501,000        12,709,000
Spring Mall                           7.25%         October 2006          9,707,000         9,904,000
Southgate Shopping Center             7.25%         October 2007          3,076,000         3,159,000
Salem Consumer Square                 7.50%        September 2008        14,161,000                 -
St. Francis Plaza                    8.125%         December 2008         1,737,000         1,845,000
Elk Park                              7.64%          August 2016          9,622,000         9,796,000
Richfield Hub                        9.875%        September 1998                 -         5,270,000
Hub West                             9.875%        September 1998                 -         4,865,000
                                                                     --------------    --------------
                                                                     $  103,333,000    $   51,227,000
                                                                     ==============    ==============

The net book value of real estate pledged as collateral for loans was approximately $168,795,000. The mortgage loans collateralized by Rivergate Shopping Center and Shenandoah Plaza are cross-collateralized.

In November 1997, the Operating Partnership issued $100 million, 7% seven-year unsecured Notes maturing November 15, 2004, which were rated "BBB-" by Standard & Poor's Investment Services ("Standard & Poor's") and "Baa3" by Moody's Investors Service ("Moody's"). The debt securities were issued from a "shelf" registration filed in September 1997 under which the Operating Partnership could issue up to $300 million in unsecured non-convertible investment grade debt securities. The Company utilized the proceeds to prepay a $100 million, 7.23% mortgage note that had been issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). The REMIC Note was secured by six properties and was originally scheduled to expire in September 2000. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended the Company's weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1998, net of the unamortized discount, was $99,814,000. The effective interest rate on the unsecured Notes is approximately 7.194%.

In January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 from the aforementioned "shelf" registration. The issue was rated "BBB-" by Standard & Poors and "Baa3" by Moody's. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit which had been increased throughout 1997 primarily for the acquisitions of additional shopping centers. The outstanding balance of the unsecured Notes at December 31, 1998, net of the unamortized discount, was $99,728,000. The effective interest rate on the unsecured Notes is approximately 7.611%.

In May 1998, the Company filed a "shelf" registration under which the Operating Partnership may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration gives the Operating Partnership the flexibility to issue additional debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During September 1998, the Operating Partnership implemented a Medium-Term Note Program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from the date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

                                      F10

In December 1997, the Operating Partnership entered into a new $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston, replacing a previous $150 million unsecured line of credit facility. In November 1998, the Operating Partnership amended the line of credit facility, increasing the maximum capacity to $250 million. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $150 million, a competitive bid rate solicited from the syndicate of banks. Based on the Operating Partnership's current credit rating assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%. Additionally, there is a facility fee currently equal to $375,000 per annum. In the event the current credit ratings were downgraded below "BBB-" or "Baa3" by either Standard & Poor's or Moody's, respectively, the facility fee would increase to $625,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. The line of credit is guaranteed by the Company and matures in December 2000. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. The Company incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit in 1997. At December 31, 1998, the weighted average interest rate on the line of credit was 6.65%. The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company believes it was in compliance with such covenants during 1998 and that such covenants will not adversely affect the Company's business or the operation of its properties.

From time to time the Company uses Treasury Note purchase agreements and interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt and to hedge interest rates in anticipation of issuing unsecured debt at a time when management believes interest rates are favorable, or at least desirable given the consequences of not hedging an interest rate while the Company is exposed to increases in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. During 1998, the Company was party to interest rate cap agreements which entitled the Company to receive on a quarterly basis, the amount, if any, by which the applicable three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount exceeded the applicable cap rate for the protected amount. During 1998, the Company was also party to a swap agreement whereby the Company received or made quarterly payments based on the differential between the three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount and the applicable fixed swap rate for the protected amount.

The following summarizes the interest rate protection agreements outstanding during 1998:

                                                              Effect on
   Notional      Maximum      Type of                         interest
    amount         rate       contract         Maturity       expense
 ------------    -------      --------      --------------    ----------
 $ 43,000,000      6.00%        Swap        April 14, 1998      $38,000
   40,000,000      7.50%         Cap        March 18, 1998            -
   17,000,000      7.50%         Cap        April 11, 1998            -
 ------------                                                   -------
 $100,000,000                                                   $38,000
 ============                                                   =======

Additionally, in anticipation of issuing unsecured debt in the first quarter of 1998, during 1997 the Company entered into two Treasury Note purchase agreements with notional amounts of $37 million each, expiring March 2, 1998. The contracts were terminated at a cost of $3,798,000 as of January 23, 1998, the date upon which the Company priced the aforementioned $100 million issuance of ten-year unsecured Notes. The Company has treated the Treasury Note purchase agreements as hedges and, accordingly, the loss recognized upon termination of the Treasury Note purchase agreements was deferred and is amortized over the term of the underlying debt security as an adjustment to interest expense. The Company had no interest rate protection agreements outstanding at December 31, 1998.

Scheduled principal amortization of debt outstanding at December 31, 1998 is as follows:

                    1999                               $    2,547,000
                    2000                                  178,053,000
                    2001                                    5,437,000
                    2002                                   31,147,000
                    2003                                    8,192,000
                    Thereafter                            246,999,000
                                                       --------------
                                                       $  472,375,000
                                                       ==============


                                      F11

NOTE 6 - RENTALS UNDER OPERATING LEASES

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1998 are as follows:

                    1999                               $  102,379,000
                    2000                                   92,582,000
                    2001                                   82,268,000
                    2002                                   72,055,000
                    2003                                   61,397,000
                    Thereafter                            333,717,000
                                                       --------------
                                                       $  744,398,000
                                                       ==============

Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Previously, the Company recognized percentage rental income each period based on reasonable estimates of tenant sales. Contingent rentals earned amounted to approximately $1,897,000, $1,864,000, and $1,397,000 in 1998, 1997, and 1996, respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs, amounting to $31,615,000, $25,253,000, and $21,748,000, in 1998, 1997,
and 1996, respectively.

No tenant accounted for as much as 10% of rental income in 1998, 1997, or 1996. No property accounted for as much as 10% of the Company's rental income during 1998. One North State accounted for greater than 10% of the Company's rental income during 1997 and 1996.

NOTE 7 - INCOME TAXES

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). Under the Code, a qualifying REIT that distributes at least 95% of its ordinary taxable income to its share owners is entitled to a tax deduction in the amount of the distribution. In addition, qualifying REITs are permitted to deduct capital gain distributions in the determination of the tax on capital gains. The Company paid distributions to common share owners aggregating $33,717,000, $29,387,000, and $23,168,000 in
1998, 1997, and 1996, respectively. During 1998, the Company paid $3,653,000 of distributions to preferred share owners on the newly issued Series A Preferred Stock. The following table summarizes the tax status of distributions paid to common and preferred share owners during 1998, 1997, and 1996:


                       1998       1997       1996
                       ----       ----       ----
Ordinary income          81%        57%        69%
Capital gain             19%        15%        17%
Return of capital       --          28%        14%
                        ---        ---        ---

Total                   100%       100%       100%
                        ===        ===        ===

On January 29, 1999, the Board of Directors declared a regular quarterly dividend on its common stock of $0.37 per share and a regular quarterly dividend on its Series A Preferred Stock of $0.525 per share payable March 31, 1999 to share owners of record on March 10, 1999.

NOTE 8 - SHARE OWNERS' EQUITY

In November 1996, the Company completed a public offering of 2,875,000 shares of common stock (including shares issued pursuant to the exercise of the underwriter's over-allotment option) at a price of $16.50 per share. Net proceeds from the offering of approximately $44,851,000 were used to reduce outstanding indebtedness incurred under the line of credit.

In May 1997, the Company filed a "shelf" registration with the Securities and Exchange Commission to register $234,460,000 of equity securities that the Company may issue through underwriters or in privately negotiated transactions for cash from time to time.


                                      F12

On December 1, 1997, the Company completed an offering of 990,000 shares of its common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering of $19,166,000 were used to reduce outstanding indebtedness under the line of credit. The shares were sold under a program entered into with PaineWebber Incorporated ("PaineWebber") on October 21, 1997, pursuant to which the Company had the right, but not the obligation, until April 21, 1998, to sell shares of its common stock at the market price on the day following notification to PaineWebber of its intent to sell common stock to PaineWebber, acting as underwriter, with an aggregate value up to $60 million, in amounts ranging from $5 million to $20 million per transaction. No additional shares were sold under the program, which expired April 21, 1998. The Company completed an additional offering of 300,000 shares of its common stock on December 10, 1997 through C.E. Unterberg, Towbin at a price to the public of $20.50 per share. Net proceeds from the offering of $5,726,000 were used to reduce outstanding indebtedness under the line of credit. A. Robert Towbin, a director of the Company, serves as Managing Director of C.E. Unterberg, Towbin. In February 1998, the Company issued 392,638 shares of common stock from the "shelf" registration at a price based upon the then market value of $20.375 per share, leaving $201,412,000 available under the "shelf" registration. Net proceeds from the offering of approximately $7,601,000 were used to reduce outstanding borrowings under the line of credit.

During 1998, the Company implemented a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"), replacing the Company's 1993 Dividend Reinvestment and Share Purchase Plan, to provide both new and existing owners of the Company's common stock, Series A Convertible Preferred Stock and other classes of equity securities outstanding from time to time, as well as existing owners of LP Units of the Operating Partnership, with an economical and convenient method of increasing their investment in the Company. Under the Plan, participants may purchase additional shares of common stock at a discount (ranging from 0% to 3% as determined by the Company in its sole discretion from time to time) and without brokerage fees or other transaction costs by, (i) reinvesting all or a portion of their cash dividends, (ii) purchasing shares of common stock directly from the Company as frequently as once per month by making optional cash payments of a minimum of $100 to a maximum of $10,000 per quarter, or (iii) with prior approval by the Company, purchasing shares of common stock directly from the Company by making optional cash payments in excess of $10,000. During 1998, 1997, and 1996, the Company issued 308,016, 38,592, and 13,082 shares under this and the prior plan, raising $6,049,000, $770,000, and $196,000, respectively.

NOTE 9 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's Stock Option and Incentive Plan authorizes options and other stock-based awards to be granted for up to 5% of the Company's shares outstanding. During 1998, 1997 and 1996, options for 148,000, 94,500, and 17,500 shares, respectively, were granted under this Plan. At December 31, 1998 and 1997, options for 372,550 and 252,000 shares, respectively, were outstanding. A committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

In 1997, the Company's share owners approved a Superior Performance Incentive Plan, originally intended to provide an award pool to be divided among senior executives and directors of the Company in an amount based upon the amount (if any) by which total returns to share owners of the Company exceeded total returns to stockholders of other REITs included in an industry index, over a three-year period. Because of administrative complexities that made the implementation of such Plan impractical, at year-end 1997, after working with an independent compensation consultant, the Board of Directors terminated the Plan and substituted a non-recurring award of approximately 115,000 shares of the Company's common stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in the Company's 1997 financial statements.

The Company has estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 7.50%, 7.13% and 8.96%; expected volatility of 22%, 16%, and 23%; risk-free interest rates of 4.8%, 5.5%, and 6.1%; and expected lives of five years for all three years. The Company applies Opinion No. 25 and related Interpretations in accounting for awards under the Plan. Accordingly, no compensation cost relating to the Stock Option Plans has been recognized in the accompanying financial statements. Had compensation cost for the Company's Plan been determined consistent with Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                      F13

                                                                         1998              1997             1996
                                                                   ----------------  ---------------  ----------------
Net income to common share owners          As Reported                  $56,598,000      $25,127,000       $27,222,000
                                           Pro Forma                    $56,409,000      $25,069,000       $27,202,000
Net income per common share                As Reported, basic                 $2.39            $1.15             $1.54
                                           As Reported, diluted               $2.37            $1.15             $1.54
                                           Pro Forma, basic                   $2.38            $1.15             $1.54
                                           Pro Forma, diluted                 $2.36            $1.15             $1.54


The effect of applying Statement No. 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

A summary of option transactions during the periods covered by these financial statements is as follows:

                                                                                       Exercise prices
                                                                          Shares          per share
                                                                      -----------      ---------------
Outstanding at December 31, 1995                                          295,251      $11.50 - $22.00
    Granted                                                                17,500          $14.74
    Expired                                                               (24,251)     $14.75 - $22.00
    Exercised                                                            (108,500)     $11.50 - $17.00
                                                                      -----------
Outstanding at December 31, 1996                                          180,000      $11.50 - $21.25
    Granted                                                                94,500      $18.16 - $19.35
    Expired                                                               (12,000)     $19.35 - $21.25
    Exercised                                                             (10,500)     $14.74 - $17.00
                                                                      -----------
Outstanding at December 31, 1997                                          252,000      $11.50 - $21.25
    Granted                                                               148,000          $21.35
    Expired                                                               (27,250)     $14.88 - $19.35
    Exercised                                                                (200)         $19.35
                                                                      -----------
Outstanding at December 31, 1998                                          372,550      $11.50 - $21.25
                                                                      ===========

One third of 92,750 options granted to employees during 1998 and still outstanding vest on each of the first, second, and third anniversary of the grant date over a three-year period, and have a duration of ten years from the grant date, subject to earlier termination in certain circumstances. One half of 56,800 options granted to employees during 1997 and still outstanding vest on each of the first and second anniversary of the grant date over a two-year period, and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances. All other options outstanding at December 31, 1998 are fully vested and exercisable. The weighted average exercise price per share and the weighted average contractual life of options outstanding at December 31, 1998 were $18.39 and 7.66 years, respectively. The weighted average fair value of options granted during 1998, 1997, and 1996 were $1.82, $1.36, and $1.21, respectively.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company's financial instruments, other than debt are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets are assumed to be at fair value.

The Company's mortgage loans are at fixed rates, and when compared with borrowing rates currently available to the Company with similar terms and average maturities, approximate fair value. The fair values of the fixed rate unsecured Notes, calculated based on the Company's estimated interest rate spread over the applicable treasury rate with a similar remaining maturity, are at or slightly below their carrying values. The Company's line of credit is at a variable rate, which results in a carrying value that approximates its fair value.


                                      F14

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Retirement Savings Plan

The Company provides its employees with a retirement savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The provisions of the plan provide for an employer discretionary matching contribution currently equal to 35% of the employee's contributions up to 5% of the employee's compensation. The employer matching contribution is determined annually by the Board of Directors, and amounted to $72,000, $43,000, and $13,000 in 1998, 1997, and 1996, respectively. Employer contributions and any earnings thereon are vested in accordance with the following schedule:

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

Legal Actions

The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.

NOTE 12 - MID-AMERICA MERGER AND ISSUANCE OF PREFERRED STOCK

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America. The Merger and the merger agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owns two neighborhood shopping centers and one enclosed mall.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments. At any time after five years, the Series A Preferred Stock is redeemable at Bradley's option for $25.00 per share so long as the Bradley common stock is trading at or above the conversion price. In connection with the Merger, Bradley assumed all of Mid-America's outstanding liabilities and paid certain transaction costs, making the total purchase price approximately $159 million. The merger was structured as a tax-free transaction and was treated as a purchase for accounting purposes. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition. The results of operations of Mid-America have been included in the Company's consolidated financial statements from August 6, 1998.

The following table sets forth certain summary unaudited pro forma operating data for the Company as if the Merger had occurred as of January 1, 1998 and 1997 (dollars in thousands, except per share data):

                                                                                       Years Ended December 31
                                                                       ---------------------------------------------------------
                                                                       Historical      Pro Forma       Historical      Pro Forma
                                                                          1998            1998            1997           1997
                                                                        --------        --------         -------       --------
             Total revenue                                              $131,037        $144,458         $97,552       $120,817
             Income before extraordinary items                           $59,520         $65,003         $29,758        $39,199
             Net income to common share owners                           $56,598         $57,737         $25,127        $27,261
             Basic net income per common share                             $2.39           $2.44           $1.15          $1.25
             Diluted net income per common share                           $2.37           $2.39           $1.15          $1.25

                                      F15

The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1998 and 1997, nor does such data purport to represent the results to be achieved in future periods.

NOTE 13 - SEGMENT REPORTING

The Company, which has internal property management, leasing, and development capabilities, owns and seeks to acquire open-air community and neighborhood shopping centers in the Midwest, generally consisting of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee, and Wisconsin. Ninety-five of the Company's 98 shopping centers are located in these states. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During 1998, 1997, and 1996, the Company also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998 (see Note 4). Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

The Company assesses and measures operating results on an individual property basis for each of its 98 shopping centers without differentiation, based on net operating income, and then converts such amounts in the aggregate to a performance measure referred to as Funds From Operations ("FFO"). Since all of the Company's shopping centers exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

FFO, computed in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts and as followed by the Company, represents income before allocation to minority interest (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

The accounting policies of the segments are the same as those described in Note
2. The revenues, net operating income, and assets for each of the reportable segments are summarized in the following tables as of December 31, 1998 and 1997, and for each of the years in the three-year period then ended. Non-segment assets to reconcile to total assets include the investment in partnership, cash and cash equivalents, accounts receivable, and deferred financing and other costs. The computation of FFO for the reportable segments and for the Company, and a reconciliation to income before extraordinary item are as follows:




                                      F16

                                                                                                Years Ended December 31,
                                                                                      ---------------------------------------------
                                                                                          1998            1997            1996
                                                                                      -------------    ------------    ------------
TOTAL PROPERTY REVENUE:
Mixed-use office property                                                             $   8,321,000    $ 14,469,000    $ 11,490,000
Shopping center properties                                                              122,174,000      82,347,000      66,805,000
                                                                                      -------------    ------------    ------------
                                                                                        130,495,000      96,816,000      78,295,000
                                                                                      -------------    ------------    ------------

TOTAL PROPERTY DIRECT OPERATING EXPENSES:
Mixed-use office property                                                                 3,117,000       6,120,000       4,942,000
Shopping center properties                                                               37,511,000      26,290,000      24,794,000
                                                                                      -------------    ------------    ------------
                                                                                         40,628,000      32,410,000      29,736,000
                                                                                      -------------    ------------    ------------
Net operating income                                                                     89,867,000      64,406,000      48,559,000
                                                                                      -------------    ------------    ------------

NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                                                  (542,000)       (736,000)       (544,000)
Equity in earnings of partnership, excluding depreciation and amortization                 (655,000)           --              --
Mortgage and other interest                                                              27,681,000      16,562,000      13,404,000
General and administrative                                                                7,183,000       5,123,000       4,034,000
Amortization of deferred finance and non-real estate related costs                          962,000         747,000       1,035,000
Preferred share distributions                                                             2,922,000            --              --
                                                                                      -------------    ------------    ------------
                                                                                         37,551,000      21,696,000      17,929,000
                                                                                      -------------    ------------    ------------
Funds from Operations                                                                 $  52,316,000    $ 42,710,000    $ 30,630,000
                                                                                      =============    ============    ============


RECONCILIATION TO INCOME BEFORE EXTRAORDINARY ITEM:
Funds from Operations                                                                 $  52,316,000    $ 42,710,000    $ 30,630,000
Depreciation of real estate assets and amortization of tenant improvements              (18,635,000)    (13,407,000)    (10,289,000)
Amortization of deferred leasing commissions                                             (2,184,000)     (1,259,000)       (966,000)
Other amortization                                                                       (1,193,000)     (1,193,000)     (1,247,000)
Depreciation and amortization included in equity in earnings of partnership                 (69,000)           --              --
Non-recurring stock-based compensation                                                         --        (3,415,000)           --
Net gain on sale of properties                                                           29,680,000       7,438,000       9,379,000
                                                                                      -------------    ------------    ------------
Income before allocation to minority interest and after preferred share
  distributions                                                                          59,915,000      30,874,000      27,507,000
Income allocated to minority interest                                                    (3,317,000)     (1,116,000)       (285,000)
Preferred share distributions                                                             2,922,000            --              --
                                                                                      -------------    ------------    ------------
Income before extraordinary item                                                      $  59,520,000    $ 29,758,000    $ 27,222,000
                                                                                      =============    ============    ============


                                                                                             As of December 31,
                                                                                      -------------------------------
                                                                                          1998               1997
                                                                                      ------------       ------------
TOTAL ASSETS:
Mixed-use office property                                                              $       --         $ 54,860,000
Shopping center properties                                                              946,489,000        605,539,000
                                                                                       ------------       ------------
                                                                                        946,489,000        660,399,000
Non-segment assets                                                                       22,191,000          8,392,000
                                                                                       ------------       ------------
                                                                                       $968,680,000       $668,791,000
                                                                                       ============       ============


                                      F17

NOTE 14 - SUBSEQUENT EVENT

On February 23, 1999, the Operating Partnership issued $50 million of 8.875% Series B Cumulative Redeemable Preferred Units in a private placement. The net proceeds of approximately $49 million were used to pay-down the line of credit with the expectation that the increased borrowing capacity under the line of credit will be used to develop or acquire additional shopping centers.

NOTE 15 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)


                                                                                                  1998
                                                                         -------------------------------------------------------
                                                                         March 31,        June 30,       Sept. 30,      Dec. 31,
                                                                         ---------       ---------       ---------      --------
                                                                              (Dollars in thousands, except per share data)
Rental income                                                            $ 28,736        $ 30,601        $ 33,305       $ 35,802
Net gain (loss) on sale of properties                                    $   (875)           --          $ 30,555           --
Net income to common share owners                                        $  6,351        $  6,964        $ 36,092       $  7,191
Basic net income per common share                                        $   0.27        $   0.29        $   1.52       $   0.30
Diluted net income per common share                                      $   0.27        $   0.29        $   1.44       $   0.30

                                                                                                  1997
                                                                         -------------------------------------------------------
                                                                         March 31,       June 30,        Sept. 30,      Dec. 31,
                                                                         ---------       ---------       ---------      --------
                                                                              (Dollars in thousands, except per share data)
Rental income                                                            $ 22,855        $ 23,034        $ 24,033       $ 26,193
Net gain (loss) on sale of properties                                    $  3,073        $ (1,300)           --         $  5,665
Extraordinary loss on prepayment of debt, net of minority interest           --              --              --         $ (4,631)
Net income to common share owners                                        $  8,924        $  5,028        $  6,561       $  4,614
Basic net income per common share                                        $   0.41        $   0.23        $   0.30       $   0.21
Diluted net income per common share                                      $   0.41        $   0.23        $   0.30       $   0.21


                                      F18

                                                                    SCHEDULE III

                            BRADLEY REAL ESTATE, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

The following table sets forth detail with respect to the properties owned by the Company at December 31, 1998 (dollars in thousands). The aggregate cost of those properties for federal income tax purposes was approximately $952,773,000.


                                     Initial cost to the                           Gross amount carried at December 31, 1998
                                          Company
                                                             Capitalized
                                                Buildings    Subsequent                     Buildings
                                                   and           to                            and                    Accumulated
   SHOPPING CENTERS                  Land      Improvements  Acquisition        Land       Improvements    Total      Depreciation

GEORGIA

Shenandoah Plaza                    $ 1,333       $ 3,110       $  --          $ 1,333       $ 3,110       $ 4,443       $    48
   Newman, GA

ILLINOIS

Bartonville Square                      471         1,130           116            523         1,194         1,717            20
   Peoria, IL

Butterfield Square                    3,902         9,106          --            3,902         9,106        13,008           155
   Libertyville, IL

Commons  of  Chicago  Ridge &         5,087        15,113         1,096          5,879        15,417        21,296         1,106
Annex
   Chicago Ridge, IL

Commons of Crystal Lake               3,546        20,093           542          3,546        20,635        24,181         1,459
   Crystal Lake, IL

Crossroads Centre                     2,846         8,538         1,048          2,878         9,554        12,432         1,953
   Fairview Heights, IL

Fairhills Shopping Center             2,031         4,982            36          2,031         5,018         7,049           194
   Springfield, IL

Heritage Square                       8,047        17,099           128          8,047        17,227        25,274         1,222
   Naperville, IL

High Point Centre                     2,969        16,822           137          2,969        16,959        19,928         1,201
   Lombard, IL

Parkway Pointe                          799         3,197          --              799         3,197         3,996           123
   Springfield, IL

Rivercrest                            7,349        17,147         2,701          7,353        19,844        27,197         2,729
   Crestwood, IL

Rollins Crossing                      1,996         8,509         1,348          2,257         9,596        11,853           652
   Round Lake Beach, IL

Sangamon Center North                 1,952         7,809           (88)         1,939         7,734         9,673           302
   Springfield, IL

Sheridan Village                      2,841        19,010           307          2,882        19,276        22,158         1,412
   Peoria, IL

Sterling Bazaar                       2,120         4,480           583          2,292         4,891         7,183           142
   Peoria, IL

Twin Oaks Centre                      1,687         6,062          --            1,687         6,062         7,749            65
   Silvis, IL

Wardcliffe Shopping Center              478         1,841           112            542         1,889         2,431            56
   Peoria, IL

Westview Center                       6,417        14,973         3,638          6,161        18,867        25,028         2,891
   Hanover Park, IL

INDIANA

County Line Mall                      5,244        11,066           105          5,255        11,160        16,415           404
   Indianapolis, IN

Double Tree Plaza                     2,370         5,529          --            2,370         5,529         7,899            47
   Winfield, IN



                                                  Lives on
                                      Date         Which
                                   Acquired by  Depreciation
   SHOPPING CENTERS                  Company     is Computed

GEORGIA

Shenandoah Plaza                        1998           39
   Newman, GA

ILLINOIS

Bartonville Square                      1998       3 - 39
   Peoria, IL

Butterfield Square                      1998           39
   Libertyville, IL

Commons  of  Chicago  Ridge &           1996       2 - 39
Annex
   Chicago Ridge, IL

Commons of Crystal Lake                 1996       1 - 39
   Crystal Lake, IL

Crossroads Centre                       1992       1 - 39
   Fairview Heights, IL

Fairhills Shopping Center               1997       1 - 39
   Springfield, IL

Heritage Square                         1996       1 - 39
   Naperville, IL

High Point Centre                       1996       2 - 39
   Lombard, IL

Parkway Pointe                          1997           39
   Springfield, IL

Rivercrest                              1994       2 - 39
   Crestwood, IL

Rollins Crossing                        1996       5 - 39
   Round Lake Beach, IL

Sangamon Center North                   1997       1 - 39
   Springfield, IL

Sheridan Village                        1996       2 - 39
   Peoria, IL

Sterling Bazaar                      1997/98       3 - 39
   Peoria, IL

Twin Oaks Centre                        1998           39
   Silvis, IL

Wardcliffe Shopping Center              1997       1 - 39
   Peoria, IL

Westview Center                         1993       1 - 39
   Hanover Park, IL

INDIANA

County Line Mall                        1997       5 - 39
   Indianapolis, IN

Double Tree Plaza                       1998           39
   Winfield, IN

                                      F19

                                     Initial cost to the                           Gross amount carried at December 31, 1998
                                          Company
                                                             Capitalized
                                                Buildings    Subsequent                 Buildings
                                                   and           to                        and                    Accumulated
   SHOPPING CENTERS                  Land      Improvements  Acquisition      Land     Improvements    Total      Depreciation

Germantown                            2,497        5,735          113        2,497        5,848        8,345           97
   Jasper, IN

Kings Plaza                             625        3,046            5          625        3,051        3,676           71
   Richmond, IN

Lincoln Plaza                         1,015        4,060         --          1,015        4,060        5,075           61
   New Haven, IN

Martin's Bittersweet Plaza              993        3,969           57          993        4,026        5,019          209
   Mishawaka, IN

Rivergate Shopping Center               174        4,645         --            174        4,645        4,819           50
   Shelbyville, IN

Sagamore Park Centre                  2,209        5,567          326        2,434        5,668        8,102          118
   West Lafayette, IN

Speedway SuperCenter & Outlots        6,098       34,555        2,646        6,410       36,889       43,299        2,568
   Speedway, IN

The Village                           1,152        6,530        1,690        1,152        8,220        9,372          587
   Gary, IN

Washington Lawndale Commons           2,488       13,062          831        2,488       13,893       16,381        1,129
   Evansville, IN

IOWA

Burlington Plaza West                   838        4,458           84          853        4,527        5,380          185
   Burlington, IA

Davenport Retail Center               1,125        4,500          108        1,233        4,500        5,733          173
   Davenport, IA

Kimberly West                           990        2,718           18          990        2,736        3,726           29
   Davenport, IA

Parkwood Plaza                        1,530        7,062          212        1,530        7,274        8,804          289
   Urbandale, IA

Southgate Shopping Center               721        4,441           17          721        4,458        5,179          123
   Des Moines, IA

Spring Village                          925        3,636           99          975        3,685        4,660          160
   Davenport, IA

Warren Plaza                          1,103        4,892           59        1,108        4,946        6,054          259
   Dubuque, IA

KANSAS

Mid-State Plaza                       1,435        3,349          843        1,452        4,175        5,627          145
   Salina, KS

Santa Fe Square                       1,999        7,089          261        1,999        7,350        9,349          376
   Olathe, KS

Shawnee Parkway Plaza                 1,838        4,290         --          1,838        4,290        6,128           44
   Shawnee, KS

Westchester Square                    3,279        9,837          103        3,281        9,938       13,219          303
   Lenexa, KS

KENTUCKY

Camelot Shopping Center               2,595        6,052         --          2,595        6,052        8,647          104
   Louisville, KY

Dixie Plaza                           1,116        2,567         --          1,116        2,567        3,683           44
   Louisville, KY

Midtown Mall                          1,490        5,953         --          1,490        5,953        7,443          127
   Ashland, KY



                                                        Lives on
                                        Date         Which
                                     Acquired by  Depreciation
   SHOPPING CENTERS                    Company     is Computed

Germantown                                1998        2 - 39
   Jasper, IN

Kings Plaza                               1998            39
   Richmond, IN

Lincoln Plaza                             1998            39
   New Haven, IN

Martin's Bittersweet Plaza                1997        4 - 39
   Mishawaka, IN

Rivergate Shopping Center                 1998            39
   Shelbyville, IN

Sagamore Park Centre                      1998        1 - 39
   West Lafayette, IN

Speedway SuperCenter & Outlots            1996        2 - 39
   Speedway, IN

The Village                               1996        1 - 39
   Gary, IN

Washington Lawndale Commons               1996        3 - 39
   Evansville, IN

IOWA

Burlington Plaza West                     1997        3 - 39
   Burlington, IA

Davenport Retail Center                   1997            39
   Davenport, IA

Kimberly West                             1998        4 - 39
   Davenport, IA

Parkwood Plaza                            1997       10 - 39
   Urbandale, IA

Southgate Shopping Center                 1997            39
   Des Moines, IA

Spring Village                            1997        2 - 39
   Davenport, IA

Warren Plaza                              1997        4 - 39
   Dubuque, IA

KANSAS

Mid-State Plaza                           1997        2 - 39
   Salina, KS

Santa Fe Square                           1996        2 - 39
   Olathe, KS

Shawnee Parkway Plaza                     1998            39
   Shawnee, KS

Westchester Square                        1997        1 - 39
   Lenexa, KS

KENTUCKY

Camelot Shopping Center                   1998            39
   Louisville, KY

Dixie Plaza                               1998            39
   Louisville, KY

Midtown Mall                              1998            39
   Ashland, KY


                                      F20

                              Initial cost to the                        Gross amount carried at December 31, 1998
                                   Company
                                                      Capitalized
                                         Buildings    Subsequent                  Buildings
                                            and           to                         and                  Accumulated
   SHOPPING CENTERS           Land      Improvements  Acquisition     Land       Improvements  Total      Depreciation
Plainview Village              3,630        8,470           16        3,630        8,486       12,116          145
   Louisville, KY

Stony Brook                    3,106        9,319          188        3,121        9,492       12,613          705
   Louisville, KY

MICHIGAN

Courtyard (The)                2,427        7,283            1        2,427        7,284        9,711          156
   Burton, MI

Redford Plaza                  5,235       15,460         --          5,235       15,460       20,695          297
   Redford, MI

MINNESOTA

Brookdale Square               2,230        6,694           33        2,230        6,727        8,957          480
   Brooklyn Center, MN

Burning Tree Plaza               609        3,744        7,216          609       10,960       11,569        1,914
   Duluth, MN

Central Valu Center            1,445        7,097          193        1,448        7,287        8,735          198
   Columbia Heights, MN

Elk Park                       5,486       10,466            8        5,494       10,466       15,960          291
   Elk River, MN

Har Mar Mall                   6,551       15,263       10,007        6,786       25,035       31,821        5,110
   Roseville, MN

Hub West                         757          345        4,191          773        4,520        5,293          973
   Richfield, MN

Richfield Hub                  3,000        5,390        5,358        3,024       10,724       13,748        3,642
   Richfield, MN

Roseville Center               1,405        4,040          376        1,405        4,416        5,821          223
   Roseville, MN

Southport Centre               4,239       10,700           92        4,239       10,792       15,031          117
   Apple Valley, MN

Sun Ray Shopping Center           82        2,945       12,803          111       15,719       15,830        8,693
   St. Paul, MN

Terrace Mall                     630        1,706        2,411          630        4,117        4,747          857
   Robbinsdale, MN

Westview Valu Center           2,629        6,133            5        2,634        6,133        8,767          170
   West St. Paul, MN

Westwind Plaza                 1,949        5,547          318        1,949        5,865        7,814          636
   Minnetonka, MN

White Bear Hills                 750        3,762          514          755        4,271        5,026          611
   White Bear Lake, MN

MISSOURI

Ellisville Square              3,291        7,679            4        3,291        7,683       10,974           82
   Ellisville, MO

Grandview Plaza                  414        2,205       15,353          437       17,535       17,972        5,699
   Florissant, MO

Liberty Corners                1,050        6,057         --          1,050        6,057        7,107          208
   Liberty, MO

Maplewood Square               1,554        3,626         --          1,554        3,626        5,180           15
   Maplewood, MO

Prospect Plaza                   893        3,006          423          893        3,429        4,322            6
   Gladstone, MO



                                            Lives on
                               Date          Which
                             Acquired by   Depreciation
   SHOPPING CENTERS           Company      is Computed
Plainview Village                  1998        3 - 39
   Louisville, KY

Stony Brook                        1996        3 - 39
   Louisville, KY

MICHIGAN

Courtyard (The)                    1998        1 - 39
   Burton, MI

Redford Plaza                      1998            39
   Refdord, MI

MINNESOTA

Brookdale Square                   1996        5 - 39
   Brooklyn Center, MN

Burning Tree Plaza                 1993        3 - 39
   Duluth, MN

Central Valu Center                1997        5 - 39
   Columbia Heights, MN

Elk Park                           1997       15 - 39
   Elk River, MN

Har Mar Mall                       1992        2 - 39
   Roseville, MN

Hub West                           1991        7 - 39
   Richfield, MN

Richfield Hub                      1988        2 - 39
   Richfield, MN

Roseville Center                   1997        3 - 39
   Roseville, MN

Southport Centre                   1998        3 - 39
   Apple Valley, MN

Sun Ray Shopping Center            1961        1 - 39
   St. Paul, MN

Terrace Mall                       1993        1 - 39
   Robbinsdale, MN

Westview Valu Center               1997            39
   West St. Paul, MN

Westwind Plaza                     1994        2 - 39
   Minnetonka, MN

White Bear Hills                   1993        3 - 39
   White Bear Lake, MN

MISSOURI

Ellisville Square                  1998        5 - 39
   Ellisville, MO

Grandview Plaza                    1971        2 - 39
   Florissant, MO

Liberty Corners                    1997            39
   Liberty, MO

Maplewood Square                   1998            39
   Maplewood, MO

Prospect Plaza                     1998            39
   Gladstone, MO

                                      F21

                              Initial cost to the                        Gross amount carried at December 31, 1998
                                   Company
                                                      Capitalized
                                         Buildings    Subsequent                  Buildings
                                            and           to                         and                  Accumulated
   SHOPPING CENTERS             Land    Improvements  Acquisition     Land       Improvements  Total      Depreciation
Watts Mill Plaza                 4,429       10,335         --          4,429       10,335       14,764           44
   Kansas City, MO

NEBRASKA

Bishop Heights                     593          734         --            593          734        1,327            8
   Lincoln, NE

Cornhusker Plaza                 1,123        3,038         --          1,123        3,038        4,161           32
   South Sioux City, NE

Eastville Plaza                    542        3,333         --            542        3,333        3,875           36
   Fremont, NE

Edgewood Plaza                   1,900       10,764         --          1,900       10,764       12,664          115
   Lincoln, NE

Ile de Grand                       735        4,204         --            735        4,204        4,939           45
   Grand Island, NE

Meadows (The)                    1,359        3,701         --          1,359        3,701        5,060           40
   Lincoln, NE

Miracle Hills Park               2,179        5,340           29        2,179        5,369        7,548           58
   Omaha, NE

NEW MEXICO

St. Francis Plaza                1,578        3,683         --          1,578        3,683        5,261          346
   Santa Fe, NM

OHIO

Clock Tower Plaza                2,870       11,909         --          2,870       11,909       14,779          102
   Lima, OH

Salem Consumer Square            5,974       21,380         --          5,974       21,380       27,354          182
   Trotwood, OH

SOUTH DAKOTA

Baken Park                       2,388        7,002          191        2,408        7,173        9,581          195
   Rapid City, SD

TENNESSEE

Williamson Square                2,570       14,561          465        2,570       15,026       17,596        1,170
   Franklin, TN

WISCONSIN

Fairacres Shopping Center        1,549        3,806            5        1,549        3,811        5,360           41
   Oshkosh, WI

Fitchburg Ridge                    764        1,783         --            764        1,783        2,547           23
   Fitchburg, WI

Fox River Plaza                  1,548        6,106           28        1,548        6,134        7,682           92
   Burlington, WI

Garden Plaza                     1,384        3,962           25        1,384        3,987        5,371           59
   Franklin, WI

Madison Plaza                    2,014        6,121          149        2,055        6,229        8,284          217
   Madison, WI

Mequon Pavilions                 2,761       15,647          213        2,761       15,860       18,621        1,142
   Mequon, WI

Moorland Square                  1,919        5,119         --          1,919        5,119        7,038           55
   New Berlin, WI

Oak Creek Centre                 1,478        3,448          151        1,478        3,599        5,077           76
   Oak Creek, WI



                                                     Lives on
                                         Date         Which
                                      Acquired by  Depreciation
   SHOPPING CENTERS                     Company     is Computed
Watts Mill Plaza                        1998           39
   Kansas City, MO

NEBRASKA

Bishop Heights                          1998           39
   Lincoln, NE

Cornhusker Plaza                        1998           39
   South Sioux City, NE

Eastville Plaza                         1998           39
   Fremont, NE

Edgewood Plaza                          1998           39
   Lincoln, NE

Ile de Grand                            1998           39
   Grand Island, NE

Meadows (The)                           1998           39
   Lincoln, NE

Miracle Hills Park                      1998       4 - 39
   Omaha, NE

NEW MEXICO

St. Francis Plaza                       1995           39
   Santa Fe, NM

OHIO

Clock Tower Plaza                       1998           39
   Lima, OH

Salem Consumer Square                   1998           39
   Trotwood, OH

SOUTH DAKOTA

Baken Park                              1997       1 - 39
   Rapid City, SD

TENNESSEE

Williamson Square                       1996       1 - 39
   Franklin, TN

WISCONSIN

Fairacres Shopping Center               1998       2 - 39
   Oshkosh, WI

Fitchburg Ridge                         1998           39
   Fitchburg, WI

Fox River Plaza                         1998       4 - 39
   Burlington, WI

Garden Plaza                            1998       3 - 39
   Franklin, WI

Madison Plaza                           1997       3 - 39
   Madison, WI

Mequon Pavilions                        1996       1 - 39
   Mequon, WI

Moorland Square                         1998           39
   New Berlin, WI

Oak Creek Centre                        1998       3 - 39
   Oak Creek, WI

                                      F22

                                 Initial cost to the                             Gross amount carried at December 31, 1998
                                       Company
                                                           Capitalized
                                             Buildings      Subsequent                    Buildings
                                                and           to                            and                       Accumulated
   SHOPPING CENTERS             Land         Improvements  Acquisition     Land          Improvements      Total      Depreciation
Park Plaza                           970          4,020           --              970          4,020          4,990            112
   Manitowoc, WI

Spring Mall
   Greenfield, WI                  1,790         12,317             40          1,822         12,325         14,147            346
                                --------       --------       --------       --------       --------       --------       --------

SUBTOTAL                        $199,499       $656,879       $ 80,087       $201,849       $734,616       $936,465       $ 59,196
                                --------       --------       --------       --------       --------       --------       --------
Real estate held for sale         13,947         32,383            162         13,947         32,545         46,492         --
                                --------       --------       --------       --------       --------       --------       --------

GRAND TOTAL                     $213,446       $689,262       $ 80,249       $215,796       $767,161       $982,957       $ 59,196
                                ========       ========       ========       ========       ========       ========       ========



                                               Lives on
                                    Date         Which
                                 Acquired by  Depreciation
   SHOPPING CENTERS                Company     is Computed
Park Plaza                             1997             39
   Manitowoc, WI

Spring Mall
   Greenfield, WI                      1997        15 - 39


SUBTOTAL

Real estate held for sale              1998


GRAND TOTAL

COST:                                                               December 31,
                                                   1998                 1997                 1996
Balance, beginning of year                    $ 680,795,000        $ 507,631,000        $ 189,405,000
Acquisitions and other additions                359,507,000          199,301,000          320,053,000
Sale of properties and other deductions         (57,345,000)         (26,137,000)          (1,827,000)
                                              -------------        -------------        -------------

Balance, end of year                          $ 982,957,000        $ 680,795,000        $ 507,631,000
                                              =============        =============        =============


ACCUMULATED DEPRECIATION:

Balance, beginning of year                    $  42,430,000        $  37,883,000        $  27,591,000
Depreciation provided                            18,670,000           13,407,000           10,292,000
Sale of properties and other deductions          (1,904,000)          (8,860,000)                --
                                              -------------        -------------        -------------

Balance, end of year                          $  59,196,000        $  42,430,000        $  37,883,000
                                              =============        =============        =============




                                      F23

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bradley Real Estate, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                                        KPMG LLP





     Chicago, Illinois
     January 22, 1999, except as to Note 14, which is as of February 23, 1999

                                      F24