Form 10-Q
period 1999-06-30
BRADLEY REAL ESTATE INC
filed 1999-08-12
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 1999 or

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

Indicate the number of shares outstanding of each class of Common Stock as of June 30, 1999:

     Shares of Common Stock, $.01 par value: 24,057,300 shares outstanding.

                            BRADLEY REAL ESTATE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)

                                                                                   June 30,   December 31,
                                                                                     1999         1998
                                                                                  ---------   ------------
ASSETS:

Real estate investments - at cost                                                 $ 970,710    $ 936,465
Accumulated depreciation and amortization                                           (69,713)     (59,196)
                                                                                  ---------    ---------

Net real estate investments                                                         900,997      877,269

Real estate investments held for sale                                                30,116       46,492

Other assets:
    Cash and cash equivalents                                                           108            -
    Rents and other receivables, net of allowance for doubtful accounts
      of $4,884 for 1999 and $4,078 for 1998                                         17,423       14,994
    Investment in partnership                                                             -       13,249
    Deferred charges, net and other assets                                           16,095       16,676
                                                                                  ---------    ---------

Total assets                                                                      $ 964,739    $ 968,680
                                                                                  =========    =========

LIABILITIES AND SHARE OWNERS' EQUITY:

Mortgage loans                                                                    $ 102,000    $ 103,333
Unsecured notes payable                                                             199,573      199,542
Line of credit                                                                      120,900      169,500
Accounts payable, accrued expenses and other liabilities                             28,068       29,415
                                                                                  ---------    ---------

Total liabilities                                                                   450,541      501,790
                                                                                  ---------    ---------

Exchangeable limited partnership units                                               20,542       21,573
Series B preferred units                                                             49,100            -
                                                                                  ---------    ---------

Total minority interest                                                              69,642       21,573
                                                                                  ---------    ---------

Share Owners' equity:

    Shares of preferred stock and paid-in capital, par value $.01 per share; liquidation preference $25.00 per share:
         Authorized 20,000,000 shares; issued and outstanding 3,478,471 and 3,478,493 shares of Series A Convertible Preferred Stock
            at June 30, 1999 and December 31, 1998, respectively                     86,809       86,809
    Shares of common stock and paid-in capital, par value $.01 per share:
      Authorized 80,000,000 shares; issued and outstanding 24,057,300 and
         23,958,662 shares at June 30, 1999 and December 31, 1998, respectively     350,653      349,254
    Shares of excess stock, par value $.01 per share:
      Authorized 50,000,000 shares; 0 shares issued and outstanding                       -            -
    Retained earnings                                                                 7,094        9,254
                                                                                  ---------    ---------

Total share owners' equity                                                          444,556      445,317
                                                                                  ---------    ---------

Total liabilities and share owners' equity                                        $ 964,739    $ 968,680
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

                            BRADLEY REAL ESTATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                             Three months ended       Six months ended
                                                                                   June 30,               June 30,
                                                                           ---------------------    --------------------
                                                                              1999        1998        1999        1998
                                                                            --------    --------    --------    --------
REVENUE:
         Rental income                                                      $ 36,872    $ 30,601    $ 75,582    $ 59,337
         Other income                                                            686         440       1,329       1,059
                                                                            --------    --------    --------    --------
                                                                              37,558      31,041      76,911      60,396
                                                                            --------    --------    --------    --------
EXPENSES:
         Operations, maintenance and management                                5,405       4,443      12,083       8,776
         Real estate taxes                                                     5,556       5,295      11,671      10,776
         Mortgage and other interest                                           7,182       6,585      14,869      12,143
         General and administrative                                            1,866       1,717       4,067       3,120
         Depreciation and amortization                                         6,484       5,631      12,941      10,594
                                                                            --------    --------    --------    --------
                                                                              26,493      23,671      55,631      45,409
                                                                            --------    --------    --------    --------

Income before equity in earnings of partnership and provision for loss on
  real estate investment                                                      11,065       7,370      21,280      14,987
Equity in earnings of partnership                                                153           -         500           -
Provision for loss on real estate investment                                       -           -           -        (875)
                                                                            --------    --------    --------    --------

Income before allocation to minority interest                                 11,218       7,370      21,780      14,112
Income allocated to exchangeable limited partnership units                      (452)       (406)       (921)       (797)
Income allocated to Series B preferred units                                  (1,109)          -      (1,565)          -
                                                                            --------    --------    --------    --------

Net income                                                                     9,657       6,964      19,294      13,315

Preferred share distributions                                                 (1,826)          -      (3,652)          -
                                                                            --------    --------    --------    --------

Net income attributable to common share owners                              $  7,831    $  6,964    $ 15,642    $ 13,315
                                                                            ========    ========    ========    ========

Earnings per share:
         Basic                                                              $   0.33    $   0.29    $   0.65    $   0.57
                                                                            ========    ========    ========    ========
         Diluted                                                            $   0.33    $   0.29    $   0.65    $   0.57
                                                                            ========    ========    ========    ========



        The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                     Preferred           Common
                                                                      shares             shares
                                                                        and                and           Retained
                                                                  paid-in capital    paid-in capital     earnings       Total
                                                                  ---------------    ---------------     ---------    ---------
Balance at December 31, 1998                                         $  86,809          $ 349,254        $   9,254    $ 445,317
     Net income                                                              -                  -            9,637        9,637
     Distributions on common stock ($0.37 per share)                         -                  -           (8,900)      (8,900)
     Distributions on preferred stock ($0.525 per share)                     -                  -           (1,826)      (1,826)
     Exercise of stock options                                               -                123                -          123
     Dividend reinvestment and stock purchase plan participation             -              1,522                -        1,522
     Reallocation of minority interest                                       -               (154)               -         (154)
     Shares issued in exchange for limited partnership units                 -                  6                -            6
                                                                     ---------          ---------        ---------    ---------

Balance at March 31, 1999                                               86,809            350,751            8,165      445,725

     Net income                                                              -                  -            9,657        9,657
     Distributions on common stock ($0.37 per share)                         -                  -           (8,902)      (8,902)
     Distributions on preferred stock ($0.525 per share)                     -                  -           (1,826)      (1,826)
     Dividend reinvestment and stock purchase plan participation             -                (40)               -          (40)
     Reallocation of minority interest                                       -                (58)               -          (58)
                                                                     ---------          ---------        ---------    ---------

Balance at June 30, 1999                                             $  86,809          $ 350,653        $   7,094    $ 444,556
                                                                     =========          =========        =========    =========





















        The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              Six months ended
                                                                                                  June 30,
                                                                                           ----------------------
                                                                                              1999         1998
                                                                                           ---------    ---------
Cash flows from operating activities:
     Net income                                                                            $  19,294    $  13,315
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        12,941       10,594
         Equity in earnings of partnership                                                      (500)           -
         Amortization of debt premiums, net of discounts                                        (479)           -
         Provision for loss on real estate investment                                              -          875
         Income allocated to minority interest                                                 2,486          797
     Change in operating assets and liabilities:
         (Increase) decrease in rents and other receivables                                      860       (1,325)
         Increase (decrease) in accounts payable, accrued expenses and other liabilities      (1,748)       6,978
         Increase in deferred charges                                                         (1,064)      (2,037)
                                                                                           ---------    ---------
              Net cash provided by operating activities                                       31,790       29,197
                                                                                           ---------    ---------

Cash flows from investing activities:
     Expenditures for real estate investments                                                (21,636)    (108,512)
     Expenditures for capital improvements                                                    (6,934)      (5,309)
     Net proceeds from sale of properties                                                     16,899        1,869
     Cash distributions from partnership                                                       3,943            -
                                                                                           ---------    ---------
              Net cash used in investing activities                                           (7,728)    (111,952)
                                                                                           ---------    ---------

Cash flows from financing activities:
     Borrowings from line of credit                                                           46,900      118,050
     Payments under line of credit                                                           (95,500)    (123,550)
     Proceeds from issuance of unsecured notes payable                                             -       99,051
     Expenditures for financing costs                                                            (59)      (5,979)
     Principal payments on mortgage loans                                                       (823)        (534)
     Distributions paid to common share owners                                               (17,802)     (16,571)
     Distributions paid to limited partnership unit holders                                   (1,044)        (967)
     Distributions paid to preferred unit holders                                             (1,565)           -
     Distributions paid to preferred share owners                                             (3,652)           -
     Net proceeds from stock offerings                                                             -        7,489
     Proceeds from exercise of stock options                                                     123            4
     Net proceeds from dividend reinvestment and stock purchase plan                           1,482        2,710
     Net proceeds from issuance of Series B preferred units                                   49,100            -
     Payments to redeem limited partnership units                                             (1,114)           -
                                                                                           ---------    ---------
              Net cash provided by (used in) financing activities                            (23,954)      79,703
                                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents                                             108       (3,052)

Cash and cash equivalents:
     Beginning of period                                                                           -        4,747
                                                                                           ---------    ---------
     End of period                                                                         $     108    $   1,695
                                                                                           =========    =========

Supplemental cash flow information:
     Interest paid, net of amount capitalized                                              $  15,499    $   8,358
                                                                                           =========    =========




       The accompanying notes are an integral part of these consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


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


                                                                     Three months ended            Six months ended
                                                                           June 30,                    June 30,
                                                                  -------------------------   -------------------------
                                                                     1999          1998          1999          1998
                                                                  -----------   -----------   -----------   -----------
NUMERATOR:
----------

Basic
     Net income attributable to common share owners               $ 7,831,000   $ 6,964,000   $15,642,000   $13,315,000
                                                                  ===========   ===========   ===========   ===========
Diluted
     Net income attributable to common share owners               $ 7,831,000   $ 6,964,000   $15,642,000   $13,315,000
     Income allocated to exchangeable limited partnership units       452,000       406,000       921,000       797,000
                                                                  -----------   -----------   -----------   -----------
     Adjusted net income                                          $ 8,283,000   $ 7,370,000   $16,563,000   $14,112,000
                                                                  ===========   ===========   ===========   ===========

DENOMINATOR:
------------

Basic
     Weighted average common shares                                24,056,671    23,702,522    24,026,988    23,503,183
                                                                  ===========   ===========   ===========   ===========
Diluted
     Weighted average common shares                                24,056,671    23,702,522    24,026,988    23,503,183
     Effect of dilutive securities:
         Stock options                                                 40,101        50,014        34,823        49,450
         Exchangeable limited partnership units                     1,387,823     1,381,352     1,414,264     1,408,182
                                                                  -----------   -----------   -----------   -----------
     Weighted average shares and assumed conversions               25,484,595    25,133,888    25,476,075    24,960,815
                                                                  ===========   ===========   ===========   ===========

Basic earnings per share                                          $      0.33   $      0.29   $      0.65   $      0.57
                                                                  ===========   ===========   ===========   ===========
Diluted earnings per share                                        $      0.33   $      0.29   $      0.65   $      0.57
                                                                  ===========   ===========   ===========   ===========


For the six months ended June 30, 1999 and 1998, options to purchase 609,250 shares of common stock at prices ranging from $19.90 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods. For the six months ended June 30, 1999, preferred stock distributions of $3,652,000 and the effect on the denominator of the conversion of the convertible preferred stock outstanding during the quarter into 3,550,912 shares of common stock were not included in the computation of diluted EPS because the impact on basic EPS was anti-dilutive.

For the three months ended June 30, 1999 and 1998, options to purchase 158,750 shares of common stock at prices ranging from $20.25 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods. For the three months ended June 30, 1999, preferred stock distributions of $1,826,000 and the effect on the denominator of the conversion of the convertible preferred stock outstanding during the quarter into 3,550,910 shares of common stock were not included in the computation of diluted EPS because the impact on basic EPS was anti-dilutive.

Income allocated to the minority interest reflects weighted average limited partnership units ("LP Units") of interest in Bradley Operating Limited Partnership (the "Operating Partnership") outstanding of 1,414,264 and 1,408,182 for the six months ended June 30, 1999 and 1998, respectively, and 1,387,823 and 1,381,352 for the three months ended June 30, 1999 and 1998, respectively. As of June 30, 1999 and 1998, there were 1,381,353 and 1,381,742 LP Units outstanding. The Operating Partnership is a limited partnership of which the Company currently owns an 88% economic interest.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first quarter of 1999, 411 shares of common stock were issued in exchange for an equivalent number of LP Units held by the minority interest. During the second quarter of 1999, the acquisition of the Company's non-owned portion of a joint venture resulted in a non-cash reclassification of investment in partnership to real estate investments of $6,556,000 and a non-cash transfer of a $3,100,000 note receivable.

NOTE 4 - ACQUISITION AND DISPOSITION ACTIVITY

At June 30, 1999, the Company was holding for sale three enclosed malls, all acquired in connection with the merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America"). During the second quarter, the Company completed the sales of an additional three properties, for an aggregate gross sales price of $17,325,000. These three properties, all acquired in connection with the merger acquisition of Mid-America, had been held for sale since the merger acquisition. Two of these properties, Macon County Plaza and Town West Shopping Center, are shopping centers located in the Southeast region of the United States and are not aligned with the Company's strategic market focus. The third property, Monument Mall, is an enclosed mall and, like the three properties currently held for sale, is not aligned with the Company's strategic property focus. The dispositions of the three properties held for sale are expected to be completed during 1999, although there can be no assurance that any such dispositions will occur.

In connection with the merger acquisition of Mid-America, the Company acquired a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall. During the second quarter, the joint venture sold Imperial Mall, the enclosed mall located in Hastings, Nebraska, to the same buyer of Monument Mall for $12,100,000 including the issuance of a $3,100,000 note at 9.0%, secured by a second deed of trust. Subsequently, the Company acquired the 50% non-owned portion of the joint venture for a purchase price equal to $7,750,000 subject to customary closing costs and pro-rations. As a result, the two neighborhood shopping centers previously owned by the joint venture are now wholly-owned by the Company and are consolidated for financial reporting purposes.

During the second quarter of 1999, the Company also completed the acquisitions of two shopping centers located in Michigan and Ohio, aggregating approximately 264,000 square feet for a total purchase price of $13,853,000. Both of these shopping centers are expected to be substantially redeveloped, bringing the number of active redevelopment projects being undertaken by the Company to four. The estimated total incremental capital investment for these four projects is approximately $32 million.

NOTE 5 - SEGMENT REPORTING

As of June 30, 1999, the Company owned 96 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During the first half of 1998, the Company also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998. Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

The Company assesses and measures operating results on an individual property basis for each of its 96 shopping centers without differentiation, based on net operating income, and then converts such amounts in the aggregate to a performance measure referred to as Funds from Operations ("FFO"). Since all of the Company's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The revenue and net operating income for the reportable segments and for the Company, the computation of FFO for the Company, and a reconciliation to net income attributable to common share owners, are as follows for each of the three and six month periods ended June 30, 1999 and 1998 (dollars in thousands):

                                                          Three months ended       Six months ended
                                                                June 30,               June 30,
                                                         --------------------    --------------------
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    --------
TOTAL PROPERTY REVENUE:
Mixed-use office property                                $      -    $  3,570    $      -    $  7,273
Shopping center properties                                 37,345      27,379      76,410      52,929
                                                         --------    --------    --------    --------
                                                           37,345      30,949      76,410      60,202
                                                         --------    --------    --------    --------

TOTAL PROPERTY OPERATING EXPENSES:
Mixed-use office property                                       -       1,279           -       2,831
Shopping center properties                                 10,961       8,459      23,754      16,721
                                                         --------    --------    --------    --------
                                                           10,961       9,738      23,754      19,552
                                                         --------    --------    --------    --------
Net operating income                                       26,384      21,211      52,656      40,650
                                                         --------    --------    --------    --------

NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                    (213)        (92)       (501)       (194)
Equity in earnings of partnership, excluding
  depreciation and amortization                              (210)          -        (600)          -
Mortgage and other interest                                 7,182       6,585      14,869      12,143
General and administrative                                  1,866       1,717       4,067       3,120
Amortization of deferred finance and non-real estate
  related costs                                               280         226         559         467
Preferred share distributions                               1,826           -       3,652           -
Income allocated to Series B preferred units                1,109           -       1,565           -
                                                         --------    --------    --------    --------
                                                           11,840       8,436      23,611      15,536
                                                         --------    --------    --------    --------

Funds from Operations                                    $ 14,544    $ 12,775    $ 29,045    $ 25,114
                                                         ========    ========    ========    ========

RECONCILIATION TO NET INCOME ATTRIBUTABLE TO COMMON
SHARE OWNERS:
Funds from Operations                                    $ 14,544    $ 12,775    $ 29,045    $ 25,114
Depreciation of real estate assets and amortization of
  tenant improvements                                      (5,553)     (4,315)    (11,002)     (8,246)
Amortization of deferred leasing commissions                 (353)       (791)       (784)     (1,284)
Other amortization                                           (298)       (299)       (596)       (597)
Depreciation and amortization included in equity in
  earnings of partnership                                     (57)          -        (100)          -
Income allocated to exchangeable limited partnership
  units                                                      (452)       (406)       (921)       (797)
Provision for loss on real estate investment                    -           -           -        (875)
                                                         --------    --------    --------    --------

Net income attributable to common share owners           $  7,831    $  6,964    $ 15,642    $ 13,315
                                                         ========    ========    ========    ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. During the second and third quarters of 1998, we also completed the sales of two properties that did not meet our strategic focus for an aggregate net sales price of $84 million, resulting in a net gain of $29.7 million. This gain is net of a provision for loss on real estate investment of $875,000 reflected in the first quarter of 1998.

During the second quarter of 1999, we completed the acquisitions of two shopping centers for an aggregate purchase price of $13.9 million, and sold three properties for an aggregate gross sales price of $17.3 million. During the second quarter of 1999, we also acquired the 50% non-owned portion of the two shopping centers held by the joint venture acquired in connection with the merger acquisition of Mid-America. As a result, these two shopping centers are consolidated for financial reporting purposes.

Differences in results of operations for the six and three-month periods ended June 30, 1999 compared with the same periods in 1998 were driven in large part from the acquisition activity. Including the provision for loss on real estate investment in 1998, net income attributable to common share owners increased $2,327,000, or 17%, from $13,315,000 in the first half of 1998 to $15,642,000 in the first half of 1999. Basic and diluted net income per share increased $0.08 per share, or 14%, from $0.57 per share in the first half of 1998 to $0.65 per share in the first half of 1999. For the quarter ended June 30, 1999, net income attributable to common share owners increased $867,000, or 12%, from $6,964,000 in the quarter ended June 30, 1998 to $7,831,000 in the quarter ended June 30, 1999. Basic and diluted net income per share increased $0.04 per share, or 14%, from $0.29 per share in the quarter ended June 30, 1998 to $0.33 per share in the quarter ended June 30, 1999. Our results of operations for the first half of 1998 and 1999 reflect 51 properties that were held both six-month periods and 50 properties that we purchased or sold between the two periods. Our results of operations for the second quarter of 1998 and 1999 reflect 56 properties that were held both quarters and 45 properties that we purchased or sold between the two periods.

Property Specific Revenues And Expenses (in thousands of dollars):

                                          Six months ended
                                               June 30,                                      Properties
                                         ------------------                 Acquisitions/    Held Both
                                           1999       1998    Difference    Dispositions      Periods
                                         -------    -------   ----------    ------------     ----------
Rental income                            $75,582    $59,337    $16,245         $14,862        $ 1,383
Operations, maintenance and management    12,083      8,776      3,307           2,636            671
Real estate taxes                         11,671     10,776        895             752            143
Depreciation and amortization             12,941     10,594      2,347           2,402            (55)

                                         Three months ended
                                               June 30,                                      Properties
                                         ------------------                 Acquisitions/    Held Both
                                           1999       1998    Difference    Dispositions      Periods
                                         -------    -------   ----------    ------------     ----------
Rental income                            $36,872    $30,601    $ 6,271         $ 6,065        $   206
Operations, maintenance and management     5,405      4,443        962             966             (4)
Real estate taxes                          5,556      5,295        261             410           (149)
Depreciation and amortization              6,484      5,631        853           1,132           (279)


Results attributable to acquisition and disposition activities:

Rental income increased from $59,337,000 in the first half of 1998 to $75,582,000 in the first half of 1999 and from $30,601,000 in the second quarter of 1998 to $36,872,000 in the second quarter of 1999. Approximately $14,862,000 of the increase during the six-month period was attributable to acquisition activities, including $10,205,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $6,208,000 attributable to disposition activities, primarily One North State. Approximately $6,065,000 of the increase during the three-month period was attributable to acquisition activities, including $4,987,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $3,180,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $8,776,000 in the first half of 1998 to $12,083,000 in the first half of 1999 and from $4,443,000 in the second quarter of 1998 to $5,405,000 in the second quarter of 1999. Approximately $2,636,000 of the increase during the six-month period was attributable to acquisition and disposition activities, including an increase of $1,830,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $966,000 of the increase was attributable to acquisition and disposition activities, including an increase of $849,000 for properties acquired in connection with the merger acquisition of Mid-America.

Real estate taxes increased from $10,776,000 in the first half of 1998 to $11,671,000 in the first half of 1999 and from $5,295,000 in the second quarter of 1998 to $5,556,000 in the second quarter of 1999. Approximately $752,000 of the increase during the six-month period was attributable to acquisition and disposition activities, including an increase of $1,285,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by a decrease of $1,655,000 for properties sold, primarily One North State. For the three-month period, approximately $410,000 of the increase was attributable to acquisition and disposition activities, including an increase of $634,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by a decrease of $682,000 for properties sold, primarily One North State.

Depreciation and amortization increased from $10,594,000 in the first half of 1998 to $12,941,000 in the first half of 1999 and from $5,631,000 in the second quarter of 1998 to $6,484,000 in the second quarter of 1999. Approximately $2,402,000 of the increase during the six-month period was attributable to acquisition and disposition activities, including an increase of $949,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $1,132,000 of the increase was attributable to acquisition and disposition activities, including an increase of $498,000 for properties acquired in connection with the merger acquisition of Mid-America.

Results for properties fully operating throughout both periods:

Several factors affected the comparability of results for properties fully operating throughout both six and three-month periods ended June 30, 1999 and 1998. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expenses of approximately $564,000 during the first half of 1999 compared with the first half of 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, which were $512,000 higher during the first half of 1999 compared with the first half of 1998. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from the first half of 1998 at these two shopping centers by $624,000 and $412,000, respectively, and by $302,000 and $303,000 respectively, during the second quarter of 1999 from the second quarter of 1998. A 62,000 square-foot lease with Carson Pirie Scott commenced July 14, 1999, which replaces approximately one half the space previously occupied by Montgomery Ward. We are currently negotiating leases to replace the remaining space previously occupied by Montgomery Ward and the space vacated by HomePlace.

Finally, our company, as well as most other real estate companies, was affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is now recognized in the first quarter, once it is determined that specified sales targets have been achieved. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales. Largely due to the implementation of EITF 98-9, therefore, percentage rental income for properties held throughout both quarters ended June 30, 1999 and 1998 decreased by $331,000. Percentage rental income for properties held throughout both six-month periods ended June 30, 1999 and 1998 decreased by only $165,000 due to the increase in percentage rents during the first quarter of 1999 from the first quarter of 1998.

In addition to the changes in rental income described above, during the first half of 1999 compared with the first half of 1998, rental income increased $271,000 at Rollins Crossing and $179,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. For the second quarter of 1999 rental income for these shopping centers increased $120,000 and $95,000, respectively from the second quarter of 1998. Additionally, rental income increased $171,000 at Sun Ray Shopping Center for the six-month period of 1999 due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $171,000 from the six-month period in the prior year. Rental income increased $96,000 at Brookdale Square for the six-month period of 1999 primarily due to the receipt of a termination fee from Brookdale Cinema in the first quarter of 1999 and the commencement of a 22,000 square-foot lease with Pep Boys. Rental income increased at Speedway Super Center by $670,000 and $476,000 for the six and three-month periods respectively, ended June 30, 1999 from the same periods in the prior year due to the receipt of a termination fee from PetsMart in the second quarter of 1999 and due to the commencement of several new leases.

Non-Property Specific Revenues and Expenses:

Other income increased from $1,059,000 during the first half of 1998 to $1,329,000 during the first half of 1999, and from $440,000 for the second quarter of 1998 to $686,000 for the second quarter of 1999. Other income contains both property specific and non-property specific income; however, the increase is primarily attributable to property specific sources. The increase in other income resulted from an increase in other property income generated from properties acquired during 1998, primarily from four enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $159,000 at Grandview Plaza for the six-month period for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998.

Mortgage and other interest expense increased from $12,143,000 during the first half of 1998 to $14,869,000 during the first half of 1999, and from $6,585,000 for the second quarter of 1998 to $7,182,000 for the second quarter of 1999. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in the third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $1,686,000 for the six-month period and $817,000 for the second quarter. A higher weighted average balance outstanding on the line of credit during the first half of 1999 compared with the first half of 1998, partially offset by a lower weighted average interest rate in 1999, resulted in an increase in interest expense of $502,000. A slightly lower weighted average balance outstanding on the line of credit during the second quarter of 1999 compared with the second quarter of 1998 resulting from the pay-down of approximately $49,100,000 with net proceeds from the issuance on February 23, 1999 of Series B Preferred Units, combined with a slightly lower weighted average interest rate, resulted in a decrease in interest expense of $256,000 for the second quarter of 1999 compared with the second quarter of 1998. On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes in the first half of 1998 amounted to $6,829,000 compared with $7,403,000 for the full six months in 1999, an increase of $574,000. Our total weighted average interest rate decreased to 7.05% for the second quarter of 1999 from 7.20% for the second quarter of 1998.

General and administrative expense increased from $3,120,000 during the first half of 1998 to $4,067,000 during the first half of 1999, and from $1,717,000 for the quarter ended June 30, 1998 to $1,866,000 for the quarter ended June 30, 1999. The increase primarily resulted from the growth of the Company, including increases in salaries for additional personnel, investor relations for a larger share owner base, and franchise taxes and related fees for a larger equity base and expanded geographic market.

While the capital markets for REITs have remained challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). Although the spread between the interest rate currently available under the line of credit facility and the rate associated with the Series B Preferred Units is dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B Preferred Units were $1,565,000 during the first half of 1999, and $1,109,000 during the quarter ended June 30, 1999, the first full quarterly period that the Series B Preferred Units have been outstanding.

Distributions on the Series A Convertible Preferred Stock issued in connection with the merger acquisition of Mid-America in August 1998 were $3,652,000 for the first half of 1999, and $1,826,000 during the second quarter of 1999.

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

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to engage in development activities, either directly or through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our share owners.

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expense, development costs, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, we also believe we have sufficient liquidity and flexibility to be able to continue to take advantage of favorable acquisition and development opportunities. However the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of June 30, 1999, our financial liquidity was provided by $108,000 in cash and cash equivalents and by the unused balance on our bank line of credit of $129.1 million. As of June 30, 1999, we were holding for sale three properties with an aggregate book value of $30.1 million. We expect to complete the sales of these properties during the second half of 1999, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any of such properties would provide us with additional liquidity. In addition, we have an effective "shelf" registration statement under which the Company may issue up to $201.4 million in equity securities, and an additional "shelf" registration statement under which the Operating Partnership may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. The Operating Partnership has also implemented a Medium-Term Note program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in varying amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

Mortgage debt outstanding at June 30, 1999 consisted of fixed-rate notes totaling $102.0 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt totaled $823,000 during the six-month period ended June 30, 1999, with another $1.2 million of scheduled principal amortization due for the remainder of the year. We have no maturing debt until February 2000, when $6.0 million in mortgage debt becomes due, and December 2000, when the line of credit expires. While we currently expect to fund short-term and long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $31,790,000 during the first half of 1999, from $29,197,000 during the same period in 1998. This increase occurred despite an increase of $7,141,000 in interest paid, net of amount capitalized, from $8,358,000 during the first half of 1998 to $15,499,000 during the first half of 1999, while interest expense increased during these same periods by only $2,726,000. The increase in interest payments primarily resulted from a $3,600,000 semi-annual interest payment due January 1999 on $100 million of 7.2% ten-year bonds, accrued in the prior year. Excluding the semi-annual interest payment, cash provided by operating activities increased $6,193,000. This increase is primarily due to the growth of our portfolio, from 53 properties at January 1, 1998 (66 properties at June 30, 1998), to 96 properties at June 30, 1999.

For the six months ended June 30, 1999, funds from operations ("FFO") increased $3,931,000, or 16%, from $25,114,000 to $29,045,000. For the three months ended
June 30, 1999, FFO increased $1,769,000, or 14%, from $12,775,000 to
$14,544,000. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities increased to a use of cash of $7,728,000 during the first half of 1999, from a use of cash of $111,952,000 during the same period in 1998. During the first half of 1999, we completed the acquisitions of two shopping centers located in Michigan and Ohio aggregating 264,000 square feet for an aggregate purchase price of approximately $13,853,000, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable. Cash distributions received from the joint venture during the first half of 1999 amounted to $3,943,000.

During the first half of 1998, we completed the acquisitions of fourteen shopping centers located in Illinois, Indiana, Kentucky, Michigan and Wisconsin aggregating 1.7 million square feet for an aggregate purchase price of approximately $111,783,000, and completed the sale of one shopping center for a net sales price of $1,869,000.

Financing Activities

Net cash flows from financing activities decreased to a use of cash of $23,954,000 during the first half of 1999 from a source of cash of $79,703,000 during the same period in 1998. Distributions to common and preferred share owners, as well as to the minority interest, were $24,063,000 in the first half of 1999, and $17,538,000 in the first half of 1998.

The two shopping centers acquired during the first half of 1999 were acquired with cash provided by our line of credit. Of the fourteen shopping centers acquired during the first half of 1998, thirteen were acquired with cash provided by our line of credit, and one was acquired with a combination of cash provided by the line of credit and the assumption of $5,173,000 in non-recourse mortgage indebtedness.

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

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of such higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During the second quarter of 1999, we continued the redevelopment of Prospect Plaza, located in Gladstone, Missouri, and acquired two additional redevelopment projects, Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio. The redevelopment of Prospect Plaza is expected to be complete in early 2000, with the redevelopments of Cherry Hill Marketplace and 30th Street Plaza expected to be completed later in 2000. During the first quarter of 1999, we finalized the necessary leasing transactions to commence our planned redevelopment of the Commons of Chicago Ridge, a shopping center in our core portfolio located in metropolitan Chicago. These projects are the types of redevelopment investment opportunities upon which we will continue to focus. The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a pipeline of development opportunities and potential acquisitions of shopping centers where our redevelopment experience can create similar enhanced returns. We expect to finance these acquisition, development, and redevelopment opportunities with a combination of proceeds from the sale of non-core assets, retained cash, external capital and possible joint ventures.

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

In the operation of our properties, we have acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. We have evaluated the potential exposure to such non-information technology systems and believe that such equipment is Year 2000 ready. This assessment is based upon formal and informal communications with software vendors, literature supplied with the software, literature supplied in connection with maintenance contracts, and test evaluations of the software and equipment.

We have incurred less than $50,000 to bring our information technology systems and equipment with embedded time-sensitive technology Year 2000 ready, and do not expect to incur more the $10,000 to continue to monitor our Year 2000 readiness.

The failure of our tenants' or suppliers' computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may also result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the affected tenant or supplier to operate its business and thereby raise adequate revenue to meet its contractual obligations to us. As a result, we may not receive revenue or services we had otherwise expected to receive pursuant to existing leases and contracts. We have completed an inventory of the tenants, suppliers and other parties with whom we do a significant amount of business and have conducted surveys of such parties to identify the potential exposure in the event they are not Year 2000 ready in a timely manner. Based on the responses received, we are not aware of any party that is anticipating a material Year 2000 readiness issue. Although the investigations and assessments of possible Year 2000 issues are still ongoing, we do not anticipate a material impact on our business, operations or financial condition even if one or more parties is not Year 2000 ready in a timely manner, because the number and nature of our tenant base are diverse, and because we do not rely on a concentration of suppliers and other parties to conduct our business.

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

Item 1.  LEGAL PROCEEDINGS
               Not applicable

Item 2.  CHANGES IN SECURITIES
               Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held May 13, 1999, shares were voted on the following matter (number of shares rounded to nearest full share):

               Election of Directors:

               Nominee                      For             Withheld
               -------                      ---             --------

               Thomas P. D'Arcy          23,274,748         105,386
               Joseph E. Hakim           23,259,913         120,221
               William L. Brown          23,256,339         123,795

Item 5.  OTHER INFORMATION
               Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.        Description
               -----------        -----------

               10.3 Amendment to 1993 Stock Option and Incentive Plan, dated May 13, 1999.

               10.4 Form of Severance Benefit Agreement entered into with each of Thomas P. D'Arcy, President and Chief Executive Officer; Richard L. Heuer, Executive Vice President; Irving E. Lingo, Jr., Executive Vice President and Chief Financial Officer; E. Paul Dunn, Executive Vice President of Asset Management; Steven St. Peter, Executive Vice President of Leasing; Marianne Dunn, Senior Vice President; Frank J. Comber, Vice President of Construction; and David M. Garfinkle, Vice President and Controller.

               27              Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------
               Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 12, 1999


                                          Bradley Real Estate, Inc.
                                                  Registrant



                                          By:   /s/ Thomas P. D'Arcy
                                             -------------------------------
                                              Thomas P. D'Arcy
                                              President and CEO


                                          By:   /s/ Irving E. Lingo, Jr.
                                             -------------------------------
                                              Irving E. Lingo, Jr.
                                              Chief Financial Officer