Form 10-Q
period 1999-09-30
BRADLEY REAL ESTATE INC
filed 1999-11-12
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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

Indicate the number of shares outstanding of each class of Common Stock as of September 30, 1999:


     Shares of Common Stock, $.01 par value: 24,060,057 shares outstanding.

                            BRADLEY REAL ESTATE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)


                                                                                     September 30,  December 31,
                                                                                         1999           1998
                                                                                     ------------   ------------
ASSETS:

Real estate investments - at cost                                                      $ 977,930    $ 936,465
Accumulated depreciation and amortization                                                (75,395)     (59,196)
                                                                                       ---------    ---------

Net real estate investments                                                              902,535      877,269

Real estate investments held for sale                                                     30,138       46,492

Other assets:
    Rents and other receivables, net of allowance for doubtful accounts
      of $4,648 for 1999 and $4,078 for 1998                                              17,672       14,994
    Investment in partnership                                                               --         13,249
    Deferred charges, net and other assets                                                17,014       16,676
                                                                                       ---------    ---------

Total assets                                                                           $ 967,359    $ 968,680
                                                                                       =========    =========

LIABILITIES AND SHARE OWNERS' EQUITY:

Mortgage loans                                                                         $ 101,353    $ 103,333
Unsecured notes payable                                                                  199,589      199,542
Line of credit                                                                            97,500      169,500
Accounts payable, accrued expenses and other liabilities                                  32,883       29,415
                                                                                       ---------    ---------

Total liabilities                                                                        431,325      501,790
                                                                                       ---------    ---------

Exchangeable limited partnership units                                                    19,667       21,573
Series B preferred units                                                                  49,100         --
Series C preferred units                                                                  24,344         --
                                                                                       ---------    ---------

Total minority interest                                                                   93,111       21,573
                                                                                       ---------    ---------

Share Owners' equity:
    Shares of preferred stock and paid-in capital, par value $.01 per share;
      liquidation preference $25.00 per share:
        Authorized 20,000,000 shares; issued and outstanding 3,478,219 and
         3,478,493 shares of Series A Convertible Preferred Stock at
         September 30, 1999 and December 31, 1998, respectively                           86,802       86,809
    Shares of common stock and paid-in capital, par value $.01 per share:
      Authorized 80,000,000 shares; issued and outstanding 24,060,057 and
        23,958,662 shares at September 30, 1999 and December 31, 1998, respectively      350,464      349,254
    Shares of excess stock, par value $.01 per share:
      Authorized 50,000,000 shares; 0 shares issued and outstanding                         --           --
    Retained earnings                                                                      5,657        9,254
                                                                                       ---------    ---------

Total share owners' equity                                                               442,923      445,317
                                                                                       ---------    ---------

Total liabilities and share owners' equity                                             $ 967,359    $ 968,680
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

                            BRADLEY REAL ESTATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


                                                                           Three months ended        Nine months ended
                                                                               September 30,            September 30,
                                                                          ----------------------    ----------------------
                                                                            1999         1998         1999         1998
                                                                          ---------    ---------    ---------    ---------
REVENUE:
         Rental income                                                    $  37,833    $  33,305    $ 113,415    $  92,642
         Other income                                                           582          634        1,911        1,693
                                                                          ---------    ---------    ---------    ---------
                                                                             38,415       33,939      115,326       94,335
                                                                          ---------    ---------    ---------    ---------
EXPENSES:
         Operations, maintenance and management                               5,715        4,510       17,798       13,286
         Real estate taxes                                                    5,567        5,665       17,238       16,441
         Mortgage and other interest                                          7,129        7,424       21,998       19,567
         General and administrative                                           2,185        2,107        6,252        5,227
         Depreciation and amortization                                        6,849        5,752       19,790       16,346
                                                                          ---------    ---------    ---------    ---------
                                                                             27,445       25,458       83,076       70,867
                                                                          ---------    ---------    ---------    ---------

Income before equity in earnings of partnership and net gain on sale of
  properties                                                                 10,970        8,481       32,250       23,468
Equity in earnings of partnership                                              --            247          500          247
Net gain on sale of properties                                                 --         30,555         --         29,680
                                                                          ---------    ---------    ---------    ---------

Income before allocation to minority interest                                10,970       39,283       32,750       53,395
Income allocated to exchangeable limited partnership units                     (422)      (2,095)      (1,343)      (2,892)
Income allocated to Series B and C preferred units                           (1,257)        --         (2,822)        --
                                                                          ---------    ---------    ---------    ---------

Net income                                                                    9,291       37,188       28,585       50,503

Preferred share distributions                                                (1,826)      (1,096)      (5,478)      (1,096)
                                                                          ---------    ---------    ---------    ---------

Net income attributable to common share owners                            $   7,465    $  36,092    $  23,107    $  49,407
                                                                          =========    =========    =========    =========

Earnings per share:
         Basic                                                            $    0.31    $    1.52    $    0.96    $    2.09
                                                                          =========    =========    =========    =========
         Diluted                                                          $    0.31    $    1.44    $    0.96    $    2.07
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

                            BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                    Preferred
                                                                     shares         Common shares
                                                                       and               and              Retained
                                                                  paid-in capital   paid-in capital       earnings          Total
                                                                  ---------------   ---------------      ----------       ----------
Balance at December 31, 1998                                       $  86,809         $ 349,254           $   9,254        $ 445,317
     Net income                                                         --                --                 9,637            9,637
     Distributions on common stock ($0.37 per share)                    --                --                (8,900)          (8,900)
     Distributions on preferred stock ($0.525 per share)                --                --                (1,826)          (1,826)
     Exercise of stock options                                          --                 123                --                123
     Dividend reinvestment and stock purchase plan participation        --               1,522                --              1,522
     Reallocation of minority interest                                  --                (154)               --               (154)
     Shares issued in exchange for limited partnership units            --                   6                --                  6
                                                                   ---------         ---------           ---------        ---------

Balance at March 31, 1999                                             86,809           350,751               8,165          445,725

     Net income                                                         --                --                 9,657            9,657
     Distributions on common stock ($0.37 per share)                    --                --                (8,902)          (8,902)
     Distributions on preferred stock ($0.525 per share)                --                --                (1,826)          (1,826)
     Dividend reinvestment and stock purchase plan participation        --                 (40)               --                (40)
     Reallocation of minority interest                                  --                 (58)               --                (58)
                                                                   ---------         ---------           ---------        ---------

Balance at June 30, 1999                                              86,809           350,653               7,094          444,556

     Net income                                                         --                --                 9,291            9,291
     Distributions on common stock ($0.37 per share)                    --                --                (8,902)          (8,902)
     Distributions on preferred stock ($0.525 per share)                --                --                (1,826)          (1,826)
     Exercise of stock options                                          --                  48                --                 48
     Dividend reinvestment and stock purchase plan participation        --                 (11)               --                (11)
     Conversion of Series A preferred shares to common shares             (7)                7                --               --
     Reallocation of minority interest                                  --                (233)               --               (233)
                                                                   ---------         ---------           ---------        ---------

Balance at September 30, 1999                                      $  86,802         $ 350,464           $   5,657        $ 442,923
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

                            BRADLEY REAL ESTATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                                         Nine months ended
                                                                           September 30,
                                                                       ----------------------
                                                                         1999         1998
                                                                       ---------    ---------
Cash flows from operating activities:
     Net income                                                        $  28,585    $  50,503
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                    19,790       16,346
         Equity in earnings of partnership                                  (500)        (247)
         Amortization of debt premiums, net of discounts                    (709)        (176)
         Net gain on sale of properties                                     --        (29,680)
         Income allocated to minority interest                             4,165        2,892
     Change in operating assets and liabilities,
       net of the effect of the Mid-America Acquisition in 1998:
         (Increase) decrease in rents and other receivables                  611       (1,878)
         Increase in accounts payable, accrued expenses
           and other liabilities                                           2,008        6,660
         Increase in deferred charges                                     (2,934)      (1,022)
                                                                       ---------    ---------
              Net cash provided by operating activities                   51,016       43,398
                                                                       ---------    ---------

Cash flows from investing activities:
     Expenditures for real estate investments                            (21,971)    (160,639)
     Cash used for purchase of Mid-America                                  --        (28,578)
     Expenditures for capital improvements                               (14,177)      (7,110)
     Net proceeds from sale of properties                                 16,899       83,959
     Cash distributions from partnership                                   3,943          350
                                                                       ---------    ---------
              Net cash used in investing activities                      (15,306)    (112,018)
                                                                       ---------    ---------

Cash flows from financing activities:
     Borrowings from line of credit                                       61,900      216,750
     Payments under line of credit                                      (133,900)    (215,050)
     Proceeds from issuance of unsecured notes payable                      --         99,051
     Expenditures for financing costs                                       (200)      (6,222)
     Principal payments on mortgage loans                                 (1,224)        (762)
     Distributions paid to common share owners                           (26,704)     (24,895)
     Distributions paid to limited partnership unit holders               (1,536)      (1,449)
     Distributions paid to preferred unit holders                         (2,822)        --
     Distributions paid to preferred share owners                         (5,478)      (1,751)
     Net proceeds from stock offerings                                      --          7,489
     Proceeds from exercise of stock options                                 171            4
     Net proceeds from dividend reinvestment and stock purchase plan       1,471        4,022
     Net proceeds from issuance of Series B and C preferred units         73,444         --
     Payments to redeem limited partnership units                         (2,152)        --
     Pay-off of secured mortgage loans                                      --        (10,031)
     Cash disbursed but not presented to bank                              1,320         --
                                                                       ---------    ---------
              Net cash provided by (used in) financing activities        (35,710)      67,156
                                                                       ---------    ---------

Net decrease in cash and cash equivalents                                   --         (1,464)

Cash and cash equivalents:
     Beginning of period                                                    --          4,747
                                                                       ---------    ---------
     End of period                                                     $    --      $   3,283
                                                                       =========    =========

Supplemental cash flow information:
     Interest paid, net of amount capitalized                          $  22,672    $  15,663
                                                                       =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income attributable to common share owners by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, is as follows:


                                                                     Three months ended          Nine months ended
                                                                        September 30,              September 30,
                                                                  -------------------------   -------------------------
                                                                     1999           1998         1999          1998
                                                                  -----------   -----------   -----------   -----------
NUMERATOR:
----------

Basic
     Net income attributable to common share owners               $ 7,465,000   $36,092,000   $23,107,000   $49,407,000
                                                                  ===========   ===========   ===========   ===========
Diluted
     Net income attributable to common share owners               $ 7,465,000   $36,092,000   $23,107,000   $49,407,000
     Income allocated to exchangeable limited partnership units       422,000     2,095,000     1,343,000     2,892,000
     Convertible preferred share distributions                           --       1,096,000          --       1,096,000
                                                                  -----------   -----------   -----------   -----------
     Adjusted net income                                          $ 7,887,000   $39,283,000   $24,450,000   $53,395,000
                                                                  ===========   ===========   ===========   ===========

DENOMINATOR:
------------

Basic
     Weighted average common shares                                24,059,660    23,782,221    24,038,841    23,597,218
                                                                  ===========   ===========   ===========   ===========
Diluted
     Weighted average common shares                                24,059,660    23,782,221    24,038,841    23,597,218
     Effect of dilutive securities:
         Stock options                                                 32,599        46,466        34,111        48,338
         Exchangeable limited partnership units                     1,361,038     1,380,609     1,396,327     1,398,890
         Convertible preferred stock                                     --       2,162,504          --         728,756
                                                                  -----------   -----------   -----------   -----------
     Weighted average shares and assumed conversions               25,453,297    27,371,800    25,469,279    25,773,202
                                                                  ===========   ===========   ===========   ===========

Basic earnings per share                                          $      0.31   $      1.52   $      0.96   $      2.09
                                                                  ===========   ===========   ===========   ===========
Diluted earnings per share                                        $      0.31   $      1.44   $      0.96   $      2.07
                                                                  ===========   ===========   ===========   ===========



For the nine months ended September 30, 1999 and 1998, options to purchase 603,500 shares of common stock at prices ranging from $19.90 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods. For the nine months ended September 30, 1999, preferred stock distributions of $5,478,000 and the effect on the denominator of the conversion of the convertible preferred stock outstanding during the period into 3,550,894 shares of common stock were not included in the computation of diluted EPS because the impact on basic EPS was anti-dilutive.

For the three months ended September 30, 1999 and 1998, options to purchase 651,800 shares of common stock at prices ranging from $20.25 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods. For the three months ended September 30, 1999, preferred stock distributions of $1,826,000 and the effect on the denominator of the conversion of the convertible preferred stock outstanding during the quarter into 3,550,860 shares of common stock were not included in the computation of diluted EPS because the impact on basic EPS was anti-dilutive.

Income allocated to the minority interest reflects weighted average limited partnership units ("LP Units") of interest in Bradley Operating Limited Partnership (the "Operating Partnership") outstanding of 1,396,327 and 1,398,890 for the nine months ended September 30, 1999 and 1998, respectively, and 1,361,038 and 1,380,609 for the three months ended September 30, 1999 and 1998, respectively. As of September 30, 1999 and 1998, there were 1,328,705 and 1,379,242 LP Units outstanding. The Operating Partnership is a limited partnership of which the Company currently owns an 84% economic interest.

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

NOTE 4 - ACQUISITION AND DISPOSITION ACTIVITY

At September 30, 1999, the Company was holding for sale three enclosed malls, all acquired in connection with the merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America"). These dispositions are expected to be completed during the fourth quarter of 1999, although there can be no assurance that any such dispositions will occur. During the second quarter, the Company completed the sales of an additional three properties, for an aggregate gross sales price of $17,325,000. These three properties, all acquired in connection with the merger acquisition of Mid-America, had been held for sale since the merger acquisition. Two of these properties, Macon County Plaza and Town West Shopping Center, are shopping centers located in the Southeast region of the United States and are not aligned with the Company's strategic market focus. The third property, Monument Mall, is an enclosed mall and, like the three properties currently held for sale, is not aligned with the Company's strategic property focus.

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

During the second quarter of 1999, the Company completed the acquisitions of two shopping centers, Cherry Hill Marketplace and 30th Street Plaza, located in Michigan and Ohio, respectively, aggregating approximately 264,000 square feet for a total purchase price of approximately $13,853,000. The Company acquired these shopping centers with the intention of redeveloping them. The Company expects to incur an additional $27 million for the redevelopment of these two shopping centers, as well as for two other shopping centers in the portfolio under redevelopment, Prospect Plaza and Commons of Chicago Ridge. All of these redevelopment projects are expected to be substantially completed during the first half of 2000.

On October 1, 1999, the Company acquired two newly developed shopping centers located in Minnesota aggregating approximately 220,000 square feet, for an aggregate purchase price of approximately $23,006,000. These shopping centers were acquired under a co-development agreement with Oppidan Center Development, LLC, whereby the Company and Oppidan worked together on all aspects of the development process and shared in the value created from the new developments. The co-development agreement was terminated, by mutual agreement, upon the completion of these acquisitions, as the Company is pursuing its own development initiatives.

NOTE 5 - ISSUANCE OF SERIES C PREFERRED UNITS

On September 7, 1999, the Operating Partnership completed a private placement of 1,000,000 units of its 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The units are callable by the Operating Partnership after five years at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the "Series C Preferred Shares") of the Company on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. The Series C Preferred Units do not have a stated maturity and do not include any mandatory redemption or sinking fund provisions. The net proceeds from the issuance of approximately $24.3 million were used to reduce outstanding borrowings under the line of credit facility.

Holders of the Series C Preferred Units have the right to exchange Series C Preferred Units for shares of Series C Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 500,000 units, at the option of holders of the Series C Preferred Units (i) at any time on or after September 7, 2009, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or (iii) upon the occurrence of certain specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes.

NOTE 6 - SEGMENT REPORTING

As of September 30, 1999, the Company owned 96 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During 1998, the Company also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998. Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

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

The revenue and net operating income for the reportable segments and for the Company, the computation of FFO for the Company, and a reconciliation to net income attributable to common share owners, are as follows for each of the three and nine month periods ended September 30, 1999 and 1998 (dollars in thousands):


                                                        Three months ended        Nine months ended
                                                            September 30,           September 30,
                                                       ----------------------    ----------------------
                                                         1999         1998          1999         1998
                                                       ---------    ---------    ---------    ---------
TOTAL PROPERTY REVENUE:
Mixed-use office property                              $    --      $   1,033    $    --      $   8,306
Shopping center properties                                38,241       32,738      114,651       85,667
                                                       ---------    ---------    ---------    ---------
                                                          38,241       33,771      114,651       93,973
                                                       ---------    ---------    ---------    ---------

TOTAL PROPERTY OPERATING EXPENSES:
Mixed-use office property                                   --            279         --          3,110
Shopping center properties                                11,282        9,896       35,036       26,617
                                                       ---------    ---------    ---------    ---------
                                                          11,282       10,175       35,036       29,727
                                                       ---------    ---------    ---------    ---------
Net operating income                                      26,959       23,596       79,615       64,246
                                                       ---------    ---------    ---------    ---------

NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                   (174)        (168)        (675)        (362)
Equity in earnings of partnership, excluding
  depreciation and amortization                             --           (274)        (600)        (274)
Mortgage and other interest                                7,129        7,424       21,998       19,567
General and administrative                                 2,185        2,107        6,252        5,227
Amortization of deferred finance and non-real estate
  related costs                                              283          225          842          692
Preferred share distributions                              1,826        1,096        5,478        1,096
Income allocated to Series B and C preferred units         1,257         --          2,822         --
                                                       ---------    ---------    ---------    ---------
                                                          12,506       10,410       36,117       25,946
                                                       ---------    ---------    ---------    ---------

Funds from Operations                                  $  14,453    $  13,186    $  43,498    $  38,300
                                                       =========    =========    =========    =========

                                                          Three months ended      Nine months ended
                                                             September 30,          September 30,
                                                         --------------------    ---------------------
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    --------
RECONCILIATION TO NET INCOME ATTRIBUTABLE TO COMMON
SHARE OWNERS:
Funds from Operations                                    $ 14,453    $ 13,186    $ 43,498    $ 38,300
Depreciation of real estate assets and amortization of
  tenant improvements                                      (5,683)     (4,939)    (16,685)    (13,185)
Amortization of deferred leasing commissions                 (684)       (290)     (1,468)     (1,574)
Other amortization                                           (199)       (298)       (795)       (895)
Depreciation and amortization included in equity in
  earnings of partnership                                    --           (27)       (100)        (27)
Income allocated to exchangeable limited partnership
  units                                                      (422)     (2,095)     (1,343)     (2,892)
Net gain on sale of properties                               --        30,555        --        29,680
                                                         --------    --------    --------    --------

Net income attributable to common share owners           $  7,465    $ 36,092    $ 23,107    $ 49,407
                                                         ========    ========    ========    ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. During the second and third quarters of 1998, we also completed the sales of two properties that did not meet our strategic focus for an aggregate net sales price of $84 million, resulting in a net gain of $29.7 million. This gain is net of a provision for loss on real estate investment of $0.9 million reflected in the first quarter of 1998.

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

Differences in results of operations for the nine and three-month periods ended September 30, 1999 compared with the same periods in 1998 were driven largely by the acquisition activity. Differences in financial results for the nine and three-month periods between 1999 and 1998 were also significantly affected by the $30.6 million net gain on sale of properties during the third quarter of 1998. Income before the net gain on sale, and before income allocated to minority interest, increased $9,035,000, or 38%, from $23,715,000 for the nine months ended September 30, 1998 to $32,750,000 for the nine months ended September 30, 1999. Income before the net gain on sale, and before income allocated to minority interest, increased $2,242,000, or 26%, from $8,728,000 for the third quarter of 1998 to $10,970,000 for the third quarter of 1999. Including the net gain on sale of properties in 1998, net income attributable to common share owners decreased $26,300,000 from $49,407,000 in the first nine months of 1998 to $23,107,000 in the first nine months of 1999. Basic net income per share decreased $1.13 per share from $2.09 per share in the first nine months of 1998 to $0.96 per share in the first nine months of 1999. For the quarter ended September 30, 1999, net income attributable to common share owners decreased $28,627,000 from $36,092,000 in the quarter ended September 30, 1998 to $7,465,000 in the quarter ended September 30, 1999. Basic net income per share decreased $1.21 per share from $1.52 per share in the quarter ended September 30, 1998 to $0.31 per share in the quarter ended September 30, 1999. The computation of diluted net income per share resulted in a $0.02 reduction in basic net income per share for the nine months ended September 30, 1998, from $2.09 per share to $2.07 per share, and resulted in a $0.08 reduction in our basic net income per share for the three months ended September 30, 1998, from $1.52 per share to $1.44 per share. The computation of diluted net income per share had no effect on basic net income per share for either the nine month or three month period in 1999. Our results of operations for the first nine months of 1998 and 1999 reflect 51 properties that were held both nine-month periods and 50 properties that we purchased or sold between the two periods. Our results of operations for the third quarter of 1998 and 1999 reflect 65 properties that were held both quarters and 36 properties that we purchased or sold between the two periods.

Property Specific Revenues And Expenses (in thousands of dollars):


                                          Nine months ended
                                            September 30,                                            Properties
                                         -------------------                   Acquisitions/         Held Both
                                           1999       1998      Difference      Dispositions           Periods
                                         --------   --------    ----------     -------------        -----------
Rental income                            $113,415   $ 92,642    $ 20,773        $ 17,800             $  2,973
Operations, maintenance and management     17,798     13,286       4,512           3,316                1,196
Real estate taxes                          17,238     16,441         797             831                  (34)
Depreciation and amortization              19,790     16,346       3,444           3,009                  435


                                          Three months ended
                                            September 30,                                       Properties
                                          ------------------                   Acquisitions/    Held Both
                                           1999       1998      Difference      Dispositions      Periods
                                         --------   --------    ----------      -------------   -----------
Rental income                            $37,833     $33,305     $ 4,528          $ 2,909       $ 1,619
Operations, maintenance and management     5,715       4,510       1,205              688           517
Real estate taxes                          5,567       5,665         (98)              67          (165)
Depreciation and amortization              6,849       5,752       1,097              519           578

Results attributable to acquisition and disposition activities:

Rental income increased from $92,642,000 in the first nine months of 1998 to $113,415,000 in the first nine months of 1999 and from $33,305,000 in the third quarter of 1998 to $37,833,000 in the third quarter of 1999. Approximately $25,673,000 of the increase during the nine-month period was attributable to acquisition activities, including $11,910,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $7,873,000 attributable to disposition activities, primarily One North State. Approximately $4,575,000 of the increase during the three-month period was attributable to acquisition activities, partially offset by $1,666,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $13,286,000 in the first nine months of 1998 to $17,798,000 in the first nine months of 1999 and from $4,510,000 in the third quarter of 1998 to $5,715,000 in the third quarter of 1999. Approximately $3,316,000 of the increase during the nine-month period was attributable to acquisition and disposition activities, including an increase of $2,226,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $688,000 of the increase was attributable to acquisition and disposition activities.

Real estate taxes increased from $16,441,000 in the first nine months of 1998 to $17,238,000 in the first nine months of 1999, but decreased from $5,665,000 in the third quarter of 1998 to $5,567,000 in the third quarter of 1999. Real estate taxes decreased $34,000 for properties held during both nine month periods ended September 30, 1999 and 1998, and decreased $165,000 for properties held during both three month periods ended September 30, 1999 and 1998. Real estate taxes increased $831,000 for properties purchased, net of reductions for properties sold, during the nine month periods ended September 30, 1999 and 1998, and increased $67,000 for properties purchased, net of reductions for properties sold, during the three month periods ended September 30, 1999 and 1998.

Depreciation and amortization increased from $16,346,000 in the first nine months of 1998 to $19,790,000 in the first nine months of 1999 and from $5,752,000 in the third quarter of 1998 to $6,849,000 in the third quarter of 1999. Approximately $3,009,000 of the increase during the nine-month period was attributable to acquisition and disposition activities, including an increase of $1,097,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $519,000 of the increase was attributable to acquisition and disposition activities.

Results for properties fully operating throughout both periods:

Several factors affected the comparability of results for properties fully operating throughout both nine and three-month periods ended September 30, 1999 and 1998. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expenses of approximately $587,000 during the first nine months of 1999 compared with the first nine months of 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, which were $653,000 higher during the first nine months of 1999 compared with the first nine months of 1998. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from the first nine months of 1998 at these two shopping centers by $471,000 and $573,000, respectively. Rental income decreased $161,000 at Har Mar Mall during the third quarter of 1999 compared with the third quarter of 1998. We are currently in negotiations with a grocery anchor to replace the space vacated by HomePlace. However, we can give no assurance that this lease will come to fruition or, if so, as to the terms of any such lease. At Heritage Square, a 62,000 square-foot lease with Carson Pirie Scott commenced in the third quarter of 1999, which replaces approximately one half the space previously occupied by Montgomery Ward, resulting in an increase in rental income of $153,000 during the third quarter of 1999 compared with the third quarter of 1998. During the third quarter of 1999, we signed a 47,000 square-foot lease with HomeLife to occupy the remaining vacancy of the former Montgomery Ward space. This lease is expected to commence during the middle part of 2000, which is expected to contribute to increases in rental income at this property.

Finally, our company, as well as most other real estate companies, was affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is now recognized in the first quarter, once it is determined that specified sales targets have been achieved. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales. Largely due to the implementation of EITF 98-9, therefore, percentage rental income for properties held throughout both quarters ended September 30, 1999 and 1998 increased by $348,000, since much of the percentage rent received during the third quarter of 1998 had been recognized in prior quarters. Percentage rental income for properties held throughout both nine-month periods ended September 30, 1999 and 1998 increased by $162,000 due to the increase in percentage rents during the first and third quarters of 1999 from the first and third quarters of 1998, partially offset by a decrease in percentage rents during the second quarter of 1999 compared with the second quarter of 1998.

In addition to the changes in rental income described above, during the first nine months of 1999 compared with the first nine months of 1998, rental income increased $384,000 at Rollins Crossing and $274,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. For the third quarter of 1999 rental income for these shopping centers increased $114,000 and $94,000, respectively from the third quarter of 1998. Rental income increased $142,000 at High Point Centre during the first nine months of 1999 compared with the first nine months of 1998, and $54,000 during the third quarter of 1999 compared with the third quarter of 1998, due to the commencement of a 36,000 square-foot lease with Babies `R Us during the first quarter of 1999. Rental income increased $245,000 at Commons of Crystal Lake during the first nine months of 1999 compared with the first nine months of 1998, and $188,000 during the third quarter of 1999 compared with the third quarter of 1998 due to the commencement of a 28,000 square-foot lease with Marshalls commencing in the second quarter of 1999 and a 30,000 square-foot lease with Toys `R Us commencing in the third quarter of 1999. Rental income increased by $379,000 at Village Shopping Center during the first nine months of 1999 compared with the first nine months of 1998 due to an increase in occupancy during the second half of 1998. Rental income increased at Crossroads Centre by $390,000 and $359,000 and at Terrace Mall by $527,000 and $500,000 for the nine and three-month periods respectively, ended September 30, 1999, from the same periods in the prior year due to the receipt of termination fees in the third quarter of 1999 from Walgreens at Crossroads Centre and a vacant theater at Terrace Mall. Rental income increased $216,000 at Sun Ray Shopping Center for the nine-month period of 1999 due to the commencement of a 26,000 square-foot lease with Bally's Total Fitness commencing during the third quarter of 1999 and due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $138,000 from the nine-month period in the prior year. Rental income increased at Speedway Super Center by $672,000 for the nine-month period ended September 30, 1999 from the same period in the prior year due to the receipt of a termination fee from PetsMart in the second quarter of 1999 and due to the commencement of several new leases.

During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. Hechinger Co. had previously filed for protection under Chapter 11 of the bankruptcy code in June 1999; however, the store at Grandview Plaza was not included on the initial list of store closures. As a result of the liquidation, we expect the store to close and cease paying rent during the fourth quarter of 1999. This tenant contributed approximately $850,000 in total rental income on an annual basis, which we believe is at or slightly above current market rates. While we are in preliminary discussions with several retailers to replace this vacancy, we do not expect a new lease to commence prior to the end of 2000, resulting in a decrease in rental income at this center.

Non-Property Specific Revenues and Expenses:

Other income increased from $1,693,000 during the first nine months of 1998 to $1,911,000 during the first nine months of 1999, and decreased from $634,000 for the third quarter of 1998 to $582,000 for the third quarter of 1999. Other income contains both property specific and non-property specific income; however, the increase during the nine-month period is mostly attributable to income generated from properties acquired during 1998, mainly from four enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $154,000 at Grandview Plaza for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998. Three of the enclosed malls are currently held for sale and, if sold, will not contribute to other income in the future.

Mortgage and other interest expense increased from $19,567,000 during the first nine months of 1998 to $21,998,000 during the first nine months of 1999, and decreased from $7,424,000 for the third quarter of 1998 to $7,129,000 for the third quarter of 1999. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in the third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $2,037,000 for the nine-month period and $352,000 for the third quarter. A slightly higher weighted average balance outstanding on the line of credit during the first nine months of 1999 compared with the first nine months of 1998, was more than offset by a lower weighted average interest rate in 1999, resulting in a decrease in interest expense of $128,000. A lower weighted average balance outstanding on the line of credit during the third quarter of 1999 compared with the third quarter of 1998 resulting from repayments on the line of credit with proceeds from the issuance of the Series B and C Preferred Units during 1999, combined with a slightly lower weighted average interest rate, resulted in a decrease in interest expense of $630,000 for the third quarter of 1999 compared with the third quarter of 1998. Additionally, our increased focus on development and redevelopment initiatives which have been funded with the line of credit has resulted in a higher amount of interest capitalized during 1999 compared with 1998. On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes, and on $100 million, 7.0% seven-year unsecured Notes issued in 1997, amounted to $10,530,000 in the first nine months of 1998 compared with $11,104,000 for the full nine months in 1999, an increase of $574,000. Our total weighted average interest rate decreased to 7.18% for the third quarter of 1999 from 7.21% for the third quarter of 1998.

General and administrative expense increased from $5,227,000 during the first nine months of 1998 to $6,252,000 during the first nine months of 1999, and from $2,107,000 for the quarter ended September 30, 1998 to $2,185,000 for the quarter ended September 30, 1999. The increase primarily resulted from the growth of the Company, including increases in salaries for additional personnel, investor relations for a larger share owner base, and franchise taxes and related fees for a larger equity base and expanded geographic market.

While the capital markets for REITs have remained challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). We took advantage of a similar opportunity during September 1999, replacing $25 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units"). Although the spreads between the interest rate currently available under the line of credit facility and the rates associated with the Series B and C Preferred Units are dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B and C Preferred Units were $2,822,000 during the first nine months of 1999, and $1,257,000 during the third quarter of 1999; on a going-forward basis, such distributions are projected to be approximately $1.7 million for each full quarterly period that the Series B and C Preferred Units are outstanding.

Distributions on the Series A Convertible Preferred Stock issued in connection with the merger acquisition of Mid-America in August 1998 were $5,478,000 for the first nine months of 1999, and $1,826,000 during the third quarter of 1999, compared with $1,096,000 during the nine and three month periods of 1998.

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

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to engage in development activities, both directly and through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our share owners.

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expense, development costs, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, we also believe we have sufficient liquidity and flexibility to be able to continue to take advantage of favorable acquisition and development opportunities during the next year. However the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of September 30, 1999, our financial liquidity was provided by the unused balance on our bank line of credit of $152.5 million. Additionally, as of September 30, 1999, we were holding for sale three properties with an aggregate book value of $30.1 million. We expect to complete the sales of these properties during the remainder of 1999, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any of such properties would provide us with additional liquidity. In addition, we have an effective "shelf" registration statement under which the Company may issue up to $201.4 million in equity securities, and an additional "shelf" registration statement under which the Operating Partnership may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. The Operating Partnership has also implemented a Medium-Term Note program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in varying amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

Mortgage debt outstanding at September 30, 1999 consisted of fixed-rate notes totaling $101.4 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt totaled $1,224,000 during the nine-month period ended September 30, 1999, with another $0.6 million of scheduled principal amortization due for the remainder of the year. We have no maturing debt until February 2000, when $6.0 million in mortgage debt becomes due, and December 2000, when the line of credit expires. Additionally, we expect to incur approximately $27 million for the redevelopment of four shopping centers, and continue to build a modest pipeline of acquisition and development opportunities. While we currently expect to fund short-term and long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $51,016,000 during the first nine months of 1999, from $43,398,000 during the same period in 1998. This increase is primarily due to the growth of our portfolio, from 53 properties at January 1, 1998 (95 properties at September 30, 1998), to 96 properties at September 30, 1999.

For the nine months ended September 30, 1999, funds from operations ("FFO") increased $5,198,000, or 14%, from $38,300,000 for the nine months ended September 30, 1998, to $43,498,000. For the three months ended September 30, 1999, FFO increased $1,267,000, or 10%, from $13,186,000 for the three months ended September 30 1998, to $14,453,000. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows used in investing activities decreased to $15,306,000 during the first nine months of 1999, from $112,018,000 during the same period in 1998. During the first nine months of 1999, we completed the acquisitions of two shopping centers located in Michigan and Ohio aggregating 264,000 square feet for an aggregate purchase price of approximately $13,853,000, invested approximately $4,944,000 in four redevelopment initiatives, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable. Cash distributions received from the joint venture during the first nine months of 1999 amounted to $3,943,000.

During the first nine months of 1998, in addition to the properties acquired in connection with the merger acquisition of Mid-America, we completed the acquisitions of nineteen shopping centers located in the Midwest, aggregating
2.6 million square feet for a total purchase price of approximately $178,900,000. During this period, we also completed the sales of a 640,000 square-foot mixed-use property located in downtown Chicago, Illinois for a net sales price of approximately $82,090,000, and a 46,000 square-foot shopping center located in Iowa, for a net sales price of approximately $1,869,000.

Financing Activities

Net cash flows from financing activities decreased to a use of cash of $35,710,000 during the first nine months of 1999 from a source of cash of $67,156,000 during the same period in 1998. Distributions to common and preferred share owners, as well as to the minority interest, were $36,540,000 in the first nine months of 1999, and $28,095,000 in the first nine months of 1998.

The two shopping centers acquired during the first nine months of 1999 were acquired with cash provided by our line of credit. The merger acquisition of Mid-America was financed through the issuance of approximately 3.5 million shares of Series A Preferred Stock with a $25.00 liquidation value, the assumption of Mid-America's liabilities including approximately $66 million of debt of which $28 million was prepaid at close, and the payment of certain transaction costs. Of the nineteen additional shopping centers acquired during the first three quarters of 1998, seventeen were acquired with cash from financing provided by the unsecured bank line of credit. Two shopping centers were acquired with cash provided by the unsecured bank line of credit and the assumption of $19,492,000 in non-recourse mortgage indebtedness.

On February 23, 1999, we issued two million 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit. On September 7, 1999, we issued one million 8.875% Series C Cumulative Redeemable Preferred Units to an institutional investor at a price of $25.00 per unit. Net proceeds from the issuances of approximately $73.4 million were used to reduce outstanding borrowings under the line of credit, strengthening our capital structure, replacing floating rate debt with permanent capital, and thereby adding liquidity, flexibility and additional capital to fund our acquisition and development activities.

In the prior year period, we issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008, and issued 392,638 shares of common stock to a unit investment trust, raising net proceeds of $7,489,000. Proceeds from the offerings were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of such higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During the third quarter of 1999, we continued the redevelopment of Prospect Plaza, located in Gladstone, Missouri, acquired in December 1998, and of Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, both of which were acquired during the second quarter of 1999. The redevelopment of Prospect Plaza is expected to be complete in early 2000, with the redevelopments of Cherry Hill Marketplace and 30th Street Plaza expected to be substantially completed during the middle part of 2000. During the third quarter of 1999, we continued our redevelopment of the Commons of Chicago Ridge, a shopping center in our core portfolio located in metropolitan Chicago, and broke ground on the new 112,000 square-foot Home Depot just after quarter-end. These projects are the types of redevelopment investment opportunities upon which we expect to continue to focus. The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a modest pipeline of development opportunities and potential acquisitions of shopping centers where we can use our redevelopment experience to create similar enhanced returns. We expect to finance these acquisition, development, and redevelopment opportunities with a combination of proceeds from the sale of non-core assets, retained cash, external capital and possible joint ventures.

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

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express our belief, expectations or intentions regarding our future performance or future events or trends. We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of our control. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities in the Midwest on favorable terms; expected property dispositions may be delayed or terminated; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The statements made under the caption "Risk Factors" included in the Company's Form 10-K for 1998 are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

              Not applicable

Item 2.  CHANGES IN SECURITIES

              On September 7, 1999, the Operating Partnership issued 1,000,000 of its 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit, resulting in net proceeds to the Operating Partnership of approximately $24.3 million. On or after September 7, 2004, the Operating Partnership may redeem the Series C Preferred Units at its option, in whole or in part, at any time for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company (the "Series C Preferred Shares") on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. The Series C Preferred Units do not include any mandatory redemption or sinking fund provisions.

              Holders of the Series C Preferred Units have the right to exchange Series C Preferred Units for shares of Series C Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 500,000 units, at the option of holders of the Series C Preferred Units (i) at any time on or after September 7, 2009, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or
              (iii) upon the occurrence of certain specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes. The Series C Preferred Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
              Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Not applicable

Item 5.  OTHER INFORMATION

              Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No.               Description
                  -----------               -----------

                  27                    Financial Data Schedule

         (b)      Reports on Form 8-K

                  The following Form 8-K was filed during the period July 1, 1999 through September 30, 1999:

                  1) Form 8-K filed September 8, 1999 (earliest event September 7, 1999), reporting in Item 5., the issuance by Bradley Operating Limited Partnership of 1,000,000 units of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units to an institutional investor at a price of $25.00 per unit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    November 12, 1999


                                               Bradley Real Estate, Inc.
                                                     Registrant



                                               By: \s\ Thomas P. D'Arcy
                                                  ------------------------------
                                                  Thomas P. D'Arcy
                                                  President and CEO


                                               By: \s\ Irving E. Lingo, Jr.
                                                  ------------------------------
                                                  Irving E. Lingo, Jr.
                                                  Chief Financial Officer