Form 10-K405
period 1999-12-31
BRADLEY REAL ESTATE INC
filed 2000-03-24
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

       X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---                     EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of 22,155,138 shares of Common Stock believed to be held by non-affiliates of the registrant based upon the $17 7/16 closing price for such shares on March 1, 2000, on the New York Stock Exchange: $386,330,219

Number of Common Shares outstanding as of March 1, 2000: 22,333,386


DOCUMENTS INCORPORATED BY REFERENCE

Registrant expects to file no later than April 1, 2000, its definitive Proxy Statement for the 2000 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions thereof described in Items 10, 11, 12 and 13 hereof.

STATEMENTS MADE OR INCORPORATED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS OUR BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. WE CAUTION YOU THAT, WHILE FORWARD-LOOKING STATEMENTS REFLECT OUR GOOD FAITH BELIEFS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS OUTSIDE OF OUR CONTROL. IN ADDITION, WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. CERTAIN FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGE 14 OF THIS REPORT.

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

General

Bradley is a real estate investment trust with internal property management, leasing, acquisition, and development capabilities that owns and operates, acquires, develops and redevelops community and neighborhood shopping centers in the Midwest region of the United States. Such centers are typically anchored by grocery stores which are complemented with other tenants providing a wide range of other goods and services to shoppers. As a result, the centers are used by members of the surrounding community for their day-to-day living needs. Our mission is to provide superior total returns to our share owners by creating sustainable growth in per share cash flow through the ownership, operation, development and redevelopment of grocery-anchored retail properties in the Midwest region of the United States. Based on our past experience, we believe this type of shopping center offers strong and predictable daily consumer traffic and is less susceptible to downturns in the general economy than shopping centers whose principal tenants are department stores or stores primarily selling apparel or leisure items. As of December 31, 1999, we owned 98 properties in 15 states, aggregating approximately 15.5 million square feet of gross leasable area. Title to such properties is held by or for the benefit of Bradley Operating Limited Partnership. Bradley conducts substantially all of its business through the Operating Partnership and is currently the sole general partner and owner of approximately 83% of the economic interests in the Operating Partnership.

Our portfolio of shopping centers consists of a diverse tenant base, comprising approximately 2,000 leases with no one tenant accounting for as much as 5% of annualized base rent. Over the past several years we have further diversified our income stream across many Midwest markets in order to insulate the Company from economic trends affecting any particular market.

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

During 1999, we acquired four shopping centers, aggregating 484,000 square feet of gross leasable area for an aggregate acquisition price of approximately $36.9 million. On August 6, 1998, we completed the merger acquisition of Mid-America Realty Investments, Inc., a REIT owning interests in 25 properties aggregating approximately 3.3 million square feet primarily located in the Midwest region of the United States. In addition to the properties acquired in connection with the merger acquisition of Mid-America, during 1998 we acquired 22 properties, aggregating 3.0 million square feet of gross leasable area for an aggregate acquisition price of approximately $202.8 million. During 1997, we acquired 25 shopping centers aggregating over 3.1 million square feet of gross leasable area for an aggregate acquisition price of approximately $189.3 million.

As part of our ongoing business, we also periodically sell non-core assets in order to reinvest sales proceeds into properties more aligned with our strategic market or property focus, or to redeploy sales proceeds into shopping centers with better growth potential, and higher risk-adjusted returns. During 1999, 1998, and 1997, we raised $22.9 million, $84.0 million, and $25.3 million, respectively, through asset sales.

Our finance, accounting, research and administrative functions are handled by a central office staff located in our Northbrook, Illinois headquarters. We maintain regional property management and leasing offices at properties located in Chicago, Peoria, Minneapolis, St. Louis, Indianapolis, Kansas City, Louisville, Milwaukee, Nashville, and Omaha in order that as many properties as practicable have professionals located within a one to two hour drive. At December 31, 1999, we had 177 employees.

1999 Highlights

During 1999, we focused on three integrated strategic objectives: maximizing the cash flows from our existing properties, limiting our investment focus to higher yielding value-added opportunities, and positioning our capital structure for future growth.

Management and Leasing Activity

Our management and leasing activities focus on maximizing current cash flows from our properties while enhancing long-term value. Primary attention during 1999 was focused on increasing overall occupancy rates, improving operating margins, seeking new tenants and renewing current tenants at favorable rates.

-    The properties at December 31, 1999 had an aggregate occupancy rate of 94%.
- During 1999, we signed 146 new leases totaling 686,000 square feet at an average rent for comparable space of $10.33 per square foot, representing an increase of 9.6% over the prior average rental rate.
- During 1999, we renewed 292 leases totaling 1,231,000 square feet at an average rate of $9.58 per square foot, representing an increase of 6.4% over the prior average rental rate.
-    Significant leases completed during 1999 included the following:
     - 111,000 square-foot lease with Home Depot at the Commons of Chicago Ridge, initiating the redevelopment of this shopping center
     - 47,000 square-foot lease with HomeLife at Heritage Square to fill the remaining space previously occupied by Montgomery Ward & Co., Incorporated, which declared bankruptcy in July 1997 and vacated in early 1998
     -    28,000 square-foot lease with Office Depot at Santa Fe Square
     -    28,000 square-foot lease with Mars Music at Har Mar Mall
     -    28,000 square-foot lease with AJ Wright at Redford Plaza
     -    24,000 square-foot lease with OfficeMax at Elk Park Center
     -    21,000 square-foot lease with Lukas Liquor Superstore at Ellisville
          Square
- Leasing challenges for 2000 include re-tenanting a 54,000 square-foot vacancy at Har Mar Mall previously occupied by HomePlace, which declared bankruptcy in January 1998 and vacated in August 1998, and an 85,000 square-foot vacancy at Grandview Plaza previously occupied by HomeQuarters, which declared bankruptcy in June 1999 and vacated in January 2000. A lease with a new grocery tenant at Har Mar Mall is currently under negotiation, although there can be no assurance that this lease will be completed. While we are in preliminary discussions with several retailers to replace the vacancy at Grandview Plaza, we do not expect a new lease to commence prior to the end of 2000. Additional challenges for 2000 include leasing small shop space on favorable terms. However, with an increased presence in our Midwest market, we believe we are well positioned to take advantage of our relationships with both national and regional tenants who have stores located throughout the Midwest.

Acquisitions and Redevelopments

We entered 1999 with an expectation of a capital constrained environment for REITs and increasing prices for real estate assets. As a result, our goals for property investment were to grow modestly through opportunistic acquisitions that met our investment criteria, and to calibrate investment activity to existing market conditions. Our investment criteria focuses upon demographic trends, anchor tenant strength and lease term, stability among non-anchor tenants, and minimum acceptable initial yields, which we believe can be increased through our operating and leasing experience. During 1999 we focused our investment program on acquiring underperforming properties that we believe provide value-added opportunities through redevelopment and re-tenanting, enabling us to produce higher returns on invested capital than acquisitions of stabilized properties. We also focused on identifying value-added opportunities in our existing core portfolio to generate similar enhanced returns.

During 1999 we put in place the infrastructure necessary to identify and execute value-added development opportunities, with a long-term goal of establishing Bradley as a leading developer in grocery-anchored retail shopping centers within our Midwest markets. With nearly 200 professionals operating from 11 regional offices, a portfolio consisting of 15.5 million square feet of retail space, access to investment grade debt and equity markets and strong relations with the region's dominant grocery store operators, we believe we are uniquely positioned to pursue a focused development strategy.
- In early 1999 we commenced the redevelopment of Prospect Plaza, a shopping center located in Gladstone, Missouri, acquired at the end of 1998. The redevelopment involves adding a new 62,000 square-foot Hen House grocery store to the center as well as a new facade, pylon sign, and upgraded common area. We plan to invest a total of approximately $10 million in this redevelopment, which is on schedule with a planned completion in early 2000. Upon completion, our total investment in this center is estimated to be approximately $14.4 million.
- In June 1999, we completed the acquisition of Cherry Hill Marketplace, located in Westland, Michigan, a suburb of Detroit. This redevelopment project involves adding a new 54,000 square-foot Farmer Jack grocery store, a division of A&P. We plan to retrofit another 43,000 square feet and construct 7,700 square feet of new retail space and two new outlot buildings. Our expected investment in this project is approximately $7 million, with an expected completion during the middle part of 2000. Upon completion, our total investment in this center is estimated to be approximately $12.9 million.
- Also in June 1999, we completed the acquisition of 30th Street Plaza, located in Canton, Ohio. We are adding a new 70,000 square-foot Giant Eagle grocery store to this center, expanding a number of existing tenants, and renovating the facade and common area at an approximate investment of $6 million. We expect this redevelopment project to be completed during the middle part of 2000. Upon completion, our total investment in this center is estimated to be approximately $13.8 million.
- In October 1999, we acquired two newly developed shopping centers, Austin Town Center, located in Austin, Minnesota, and Marketplace at 42, located in Savage, Minnesota, under a co-development agreement with Oppidan Center Development LLC. Under the co-development arrangement, we worked together with Oppidan on all aspects of the development process and shared in the value created from the development efforts.
- Focusing on our existing core portfolio, in mid 1999 we commenced the redevelopment of the Commons of Chicago Ridge. This 310,000 square-foot center is located in Chicago Ridge, Illinois, and was acquired in early 1996. This redevelopment involves a new 111,000 square-foot lease with Home Depot, relocations of several tenants and expansions of others. The center is being fully redeveloped at an approximate incremental investment of $10 million, with a planned completion in late 2000.
- In May 1999, we acquired the 50% non-owned portion of two shopping centers held by our joint venture, which was acquired in connection with the merger acquisition of Mid-America on August 6, 1998.
- We continue to build a pipeline of development and redevelopment opportunities where we can use our expertise to generate high returns on invested capital while adding substantial long-term value to these investments. During 2000, we will seek alternative sources of capital, including privately placed joint venture equity, which will enable us to pursue our development and redevelopment initiatives without straining our financial resources.

Dispositions

Our primary disposition goal for 1999 was to redeploy proceeds from the sale of several non-strategic assets into shopping centers more aligned with our strategic property and market focus, generating high returns on invested capital. At the beginning of the year, we were holding for sale six wholly-owned non-core properties, consisting of four enclosed malls and two community shopping centers, all acquired in connection with the merger acquisition of Mid-America. The four enclosed malls were not aligned with our strategic property focus. The remaining two shopping center properties are located in the Southeast region of the United States, and were not aligned with our strategic market focus. The challenge was to sell such properties on economically favorable terms that minimized the spread between the yield generated by such properties and the immediate and ultimate redeployment of the sales proceeds, reducing any dilutive impact to earnings in the near term. We believe we were largely successful in pursuit of these goals through the following transactions:

- In May 1999, we sold Monument Mall, an enclosed mall located in Scottsbluff, Nebraska, for a net sales price of $11.7 million.
- In May 1999, our 50%-owned joint venture sold Imperial Mall, located in Hastings, Nebraska, to the same buyer of Monument Mall, for $12.1 million.
- In May 1999, we sold Macon County Plaza, located in Lafayette, Tennessee, for a net sales price of $2.4 million.
- In June 1999, we sold Town West Center, located in Paragould, Arkansas, for a net sales price of $2.8 million.
- Although we are still holding for sale three of the enclosed malls placed for sale during 1998, the sales of two enclosed malls substantially reduced our exposure to properties not aligned with our grocery-anchored community shopping center focus. We completed such sales at prices that exceeded our original estimates at the time the properties were placed for sale. While we currently expect the sales of the remaining three enclosed malls to be completed during the first quarter of 2000, we can provide no assurance that any such sales will be completed or, if completed, that such sales will meet our current pricing expectations. With over $1 billion in real estate assets, we are confident that if we cannot sell these assets at attractive prices, the yield generated from holding these assets will provide our share owners with acceptable returns without undue risk to the portfolio.
- During 2000, we expect to continue to take advantage of the disparity between the public market value of our stock and the private market value of our underlying real estate by selling certain assets and using the proceeds of such sales to repurchase our stock. Additionally, we will pursue strategic partnerships, with the objective of contributing certain assets to joint ventures. This will enable us to raise capital while retaining a partial economic interest in these contributed properties.

Capital Structure Activity

During 1999, we continued to operate under a challenging capital markets environment for REITs. In response to this environment, we strengthened our focus on our core portfolio while restricting external investment to selected value-added opportunities. In addition, we took advantage of the positive arbitrage between the private market value of our real estate and the public market value of our stock to implement a share repurchase program. Finally, we established the infrastructure necessary to identify and undertake development and redevelopment initiatives for our Midwest grocery clients.

- In February 1999, we issued $50 million of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units in a private placement to two institutional investors, replacing short-term variable rate debt with permanent capital.
- In April 1999, in response to the continued weakness of our share price in the public markets we suspended the discount offered on optional cash investments under the Dividend Reinvestment and Stock Purchase Plan. This action resulted in a reduction in net proceeds raised through the program from $6 million in 1998 to $1 million in 1999.
- In July 1999, Standard & Poor's affirmed our "BBB-" debt rating and raised its rating outlook from stable to positive.
- In September 1999, we issued $25 million of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units in a private placement to an institutional investor, replacing short-term variable rate debt with additional permanent capital.
- In November 1999, our Board of Directors authorized the repurchase of up to two million shares of outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 1999, we repurchased 980,700 shares at an average price of $16.90 per share. The objective of the share repurchase program is to capitalize on current market conditions in which the value of our underlying real estate is more highly valued in the private property markets than in the public equity markets.

Positioned for Future Growth

- At December 31, 1999, our debt as a percentage of gross book assets was 43%.
- During 1999, our interest and fixed charge coverage ratios were 3.4 and 2.3 times, respectively.
- At December 31, 1999, we had $105.5 million available on our line of credit.
- Our balance sheet remains largely unencumbered by secured debt. At December 31, 1999, only 17 of our 98 properties had outstanding mortgages, providing us with broad financial flexibility as we have the option of financing our growth with either secured or unsecured debt.
- At December 31, 1999, we had $201.4 million available under an equity "shelf" registration, and $400 million available under a debt "shelf" registration.
- At December 31, 1999, our total market capitalization stood at approximately $1.0 billion.

During 2000, our goals with respect to our capital structure include extending and modifying our line of credit, which matures in December 2000, repurchasing shares of our stock while the disparity between our stock price and the value of our underlying real estate value remains, and selling certain assets in order to raise capital for new investment and to pay-down debt. Until such time as the capital markets for REITs improves, we will continue investing our existing capital prudently, while seeking alternative capital resources such as private joint venture equity. Our ultimate objective will be to preserve and protect our liquidity, while taking advantage of existing market conditions to enhance returns to our share owners.

Our Properties

The following table and notes describe our properties and rental information for leases in effect as of December 31, 1999:



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
GEORGIA
   Shenandoah Plaza                1998    141,072      98%    98%    $  680,345   $  5.01  Ingles Market            32,000   2008
   Newnan, GA                                                                               Wal-Mart                 81,922   2007
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
   Bartonville Square              1998     55,348     100%   100%       276,522      5.00  Kroger                   41,824   2000
   Peoria, IL
------------------------------------------------------------------------------------------------------------------------------------
   Butterfield Square              1998    106,824     100%   100%     1,327,646     12.43  Sunset Foods             51,677   2012
   Libertyville, IL
------------------------------------------------------------------------------------------------------------------------------------
   Commons of Chicago Ridge        1996    308,560      64%    84%     2,060,465     10.40  Office Depot             27,680   2002
   Chicago Ridge, IL                                                                        Marshalls                29,688   2009
                                                                                            Cineplex Odeon           25,000   2008
                                                                                            Michaels                 17,550   2004
                                                                                            Pep Boys                 22,354   2015
------------------------------------------------------------------------------------------------------------------------------------
   Commons of Crystal Lake         1996    273,271     100%    75%     2,895,232     10.64  Jewel/Osco               70,790   2018
   Crystal Lake, IL                                                                         Marshalls                28,441   2009
                                                                                            Toys'R Us                30,000   2015
------------------------------------------------------------------------------------------------------------------------------------
   Crossroads Centre               1992    242,320      98%    98%     1,397,978      5.87  K-Mart (Ground Lease)    96,268   2001
   Fairview Heights, IL                                                                     T.J. Maxx                33,200   2006
------------------------------------------------------------------------------------------------------------------------------------
   Fairhills Shopping Center       1997    107,614      81%    82%       539,704      6.15  Jewel Food Stores        49,330   2003
   Springfield, IL
------------------------------------------------------------------------------------------------------------------------------------
   Heritage Square                 1996    212,253      77%    45%     1,947,442     11.93  Carson Pirie Scott       62,000   2015
   Naperville, IL                                                                           Strouds                  26,703   2000
                                                                                            Circuit City             28,351   2009
------------------------------------------------------------------------------------------------------------------------------------
   High Point Centre               1996    240,032     100%    82%     2,256,518      9.40  Cub Foods                62,000   2008
   Lombard, IL                                                                              Babies'R Us              36,416   2010
                                                                                            Office Depot             25,612   2006
                                                                                            Mac Frugals              17,040   2006
------------------------------------------------------------------------------------------------------------------------------------
   Parkway Pointe                  1997     38,587     100%   100%       486,288     12.60  Shoe Carnival            10,186   2004
   Springfield, IL
------------------------------------------------------------------------------------------------------------------------------------
   Rivercrest                      1994    484,705     100%   100%     3,954,078      8.19  Dominick's               87,937   2011
   Crestwood, IL                                                                            K-Mart                   79,903   2010
                                                                                            Office Max               24,000   2007
                                                                                            Sears                    55,000   2001
                                                                                            T.J. Maxx                34,425   2004
                                                                                            PetsMart                 31,639   2010
                                                                                            Best Buy                 25,000   2008
                                                                                            Hollywood Park           15,000   2005
------------------------------------------------------------------------------------------------------------------------------------
   Rollins Crossing                1996    150,576      97%    95%       887,522      6.07  Regal Cinema             72,621   2018
   Round Lake Beach, IL                                                                     Sears Paint and
                                                                                              Hardware               21,083   2005
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
   Sangamon Center North           1997    139,757      97%   100%    $1,048,045   $  7.69  Schnuck's Market         63,257   2016
   Springfield, IL                                                                          U.S. Postal Service      16,000   2005
------------------------------------------------------------------------------------------------------------------------------------
   Sheridan Village                1996    296,292      97%    99%     2,295,672      8.02  Bergners                160,809   2006
   Peoria, IL                                                                               Cohen Furniture          16,600   2009
------------------------------------------------------------------------------------------------------------------------------------
   Sterling Bazaar              1997/1998   81,837      89%    94%       714,687      9.80  Kroger                   52,337   2011
   Peoria, IL
------------------------------------------------------------------------------------------------------------------------------------
   Twin Oaks Centre                1998     94,741      86%    79%       574,231      7.05  Hy-Vee                   59,682   2012
   Silvis, IL
------------------------------------------------------------------------------------------------------------------------------------
   Wardcliffe Shopping Center      1997     67,497      92%    92%       313,469      5.03  Big Lots                 32,181   2006
   Peoria, IL                                                                               CVS                      16,160   2003
------------------------------------------------------------------------------------------------------------------------------------
   Westview Center                 1993    322,862      92%    94%     2,642,235      8.85  Cub Foods                67,163   2009
   Hanover Park, IL                                                                         HomePlace                60,000   2017
                                                                                            Marshalls                34,302   2004
------------------------------------------------------------------------------------------------------------------------------------
INDIANA
   County Line Mall                1997    260,785      99%    99%     1,770,908      6.87  Kroger                   52,337   2011
   Indianapolis, IN                                                                         Target                   99,321   2002
                                                                                            Office Max/
                                                                                              Furniture Max          32,208   2004
------------------------------------------------------------------------------------------------------------------------------------
   Double Tree Plaza               1998     98,179      87%    99%       662,602      7.71  Wilco Foods              45,000   2017
   Winfield, IN
------------------------------------------------------------------------------------------------------------------------------------
   Germantown                      1998    230,580      95%    92%       988,473      4.53  Buehler's                27,225   2005
   Jasper, IN                                                                               Watson's                 32,680   2005
                                                                                            Wal-Mart                109,725   2005
------------------------------------------------------------------------------------------------------------------------------------
   King's Plaza                    1998    102,457      73%    75%       329,096      4.40  County Market            48,249   2002
   Richmond, IN
------------------------------------------------------------------------------------------------------------------------------------
   Lincoln Plaza                   1998     95,624      96%    98%       604,046      6.55  Kroger                   39,104   2007
   New Haven, IN
------------------------------------------------------------------------------------------------------------------------------------
   Martin's Bittersweet Plaza      1997     78,245      92%    97%       528,294      7.33  Martin's Supermarket     45,079   2012
   Mishawaka, IN                                                                            Osco Drug                16,000   2012
------------------------------------------------------------------------------------------------------------------------------------
   Rivergate Shopping Center       1998    133,086      97%   100%       542,424      4.19  Super Foods              17,420   2006
   Shelbyville, IN                                                                          Wal-Mart                 90,666   2006
------------------------------------------------------------------------------------------------------------------------------------
   Sagamore Park Centre            1998    102,533      90%    95%       864,446      9.33  Payless Supermarket      41,163   2007
   West Lafayette, IN
------------------------------------------------------------------------------------------------------------------------------------
   Speedway SuperCenter            1996    547,699      93%    97%     4,174,807      8.19  Kroger                   59,515   2013
   Speedway, IN                                                                             Sears                    30,825   2004
                                                                                            Factory Card
                                                                                              Outlet (2)             16,675   2003
                                                                                            Old Navy                 15,000   2005
                                                                                            Lindo Super Spa          16,859   2000
                                                                                            Kittles                  25,320   2000
                                                                                            Kohl's                   90,027   2004
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
   The Village                     1996    336,354      90%    89%    $1,709,998   $  5.64  Goldblatt Brothers       55,000   2000
   Gary, IN                                                                                 U.S. Factory Outlets     52,000   2009
                                                                                            American Publishing      19,246   2000
                                                                                            IN Dept. of Workforce    18,050   2000
------------------------------------------------------------------------------------------------------------------------------------
   Washington Lawndale Commons     1996    332,877      97%   100%     1,791,616      5.52  Target                   83,110   2005
   Evansville, IN                                                                           Sears Homelife           34,527   2003
                                                                                            Dunham's Athleisure      20,285   2002
                                                                                            Stein Mart               40,500   2007
                                                                                            Jo-Ann Fabrics           15,262   2003
                                                                                            Books-A-Million          20,515   2002
------------------------------------------------------------------------------------------------------------------------------------
IOWA
   Burlington Plaza West           1997     88,118      98%    98%       614,168      7.14  Festival Foods           52,468   2009
   Burlington, IA
------------------------------------------------------------------------------------------------------------------------------------
   Davenport Retail Center         1997     62,588     100%   100%       604,355      9.66  PetsMart                 26,280   2011
   Davenport, IA                                                                            Staples                  24,153   2011
------------------------------------------------------------------------------------------------------------------------------------
   Kimberly West                   1998    113,713      87%    87%       574,279      5.79  Hy-Vee                   76,896   2008
   Davenport, IA
------------------------------------------------------------------------------------------------------------------------------------
   Parkwood Plaza                  1997    125,850      93%    88%       940,818      8.01  Albertson's              63,075   2008
   Urbandale, IA
------------------------------------------------------------------------------------------------------------------------------------
   Southgate Shopping Center       1997    162,672      96%    90%       502,013      3.23  Hy-Vee                   78,388   2014
   Des Moines, IA                                                                           Walgreens                22,000   2002
                                                                                            Big Lots                 23,677   2001
------------------------------------------------------------------------------------------------------------------------------------
   Spring Village                  1997     90,263      93%   100%       506,606      6.03  Eagle Foods (2)          45,763   2005
   Davenport, IA
------------------------------------------------------------------------------------------------------------------------------------
   Warren Plaza                    1997     90,102      99%   100%       670,463      7.55  Hy-Vee                   51,492   2013
   Dubuque, IA
------------------------------------------------------------------------------------------------------------------------------------
KANSAS
   Mid-State Plaza                 1997    286,840      91%    89%       926,398      3.56  Food 4 Less              32,579   2004
   Salina, KS                                                                               Hobby Lobby              39,958   2006
                                                                                            Carroll's Books          27,596   2008
                                                                                            Sutherlands              80,155   2002
------------------------------------------------------------------------------------------------------------------------------------
   Santa Fe Square                 1996    133,698      96%    98%     1,075,348      8.42  Hy-Vee                   55,820   2007
   Olathe, KS
------------------------------------------------------------------------------------------------------------------------------------
   Shawnee Parkway Plaza           1998     92,213      93%    98%       654,385      7.64  Price Chopper            59,128   2013
   Shawnee, KS
------------------------------------------------------------------------------------------------------------------------------------
   Westchester Square              1997    164,865      95%    92%     1,406,574      9.02  Hy-Vee                   63,000   2006
   Lenexa, KS
------------------------------------------------------------------------------------------------------------------------------------
KENTUCKY
   Camelot Shopping Center         1998    150,371      83%    92%       777,069      6.22  Winn Dixie               37,500   2004
   Louisville, KY                                                                           Mr. Gatti's              24,000   2007
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
   Dixie Plaza                     1998     47,954     100%   100%    $  377,214   $  7.87  Winn Dixie               44,000   2007
   Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
   Midtown Mall                    1998    153,566      96%   100%       839,500      5.67  Kroger                   51,600   2013
   Ashland, KY                                                                              Odd Lots/Big Lots &
                                                                                              Furniture              37,171   2004
                                                                                            Old America              26,586   2003
------------------------------------------------------------------------------------------------------------------------------------
   Plainview Village               1998    142,546      96%   100%     1,212,660      8.89  Kroger                   30,975   2002
   Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
   Stony Brook                     1996    136,830      99%   100%     1,444,529     10.63  Kroger                   79,625   2021
   Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
MICHIGAN
   Cherry Hill Marketplace         1999     84,325      53%   N/A        225,439      5.02  Farmer Jack              30,650   2002
   Westland, MI
------------------------------------------------------------------------------------------------------------------------------------
   The Courtyard                   1998    126,063      91%    88%       893,360      7.83  V.G Food Center          43,384   2010
   Burton, MI                                                                               Dunham's Athleisure      18,395   2002
                                                                                            Office Max               25,987   2005
------------------------------------------------------------------------------------------------------------------------------------
   Delta Plaza  (3)                1998    187,661      93%    94%     1,051,698      6.05  J.C. Penney              31,757   2001
   Escanaba, MI                                                                             Menards                  59,872   2001
------------------------------------------------------------------------------------------------------------------------------------
   Redford Plaza                   1998    284,929     100%    92%     2,268,106      7.96  Kroger                   60,276   2016
   Redford, MI                                                                              The Resource Network     15,000   2002
                                                                                            Bally Total Fitness      28,000   2008
                                                                                            Burlington Coat
                                                                                              Factory                47,008   2004
                                                                                            Ace Hardware             16,130   2000
                                                                                            AJ Wright                27,604   2009
------------------------------------------------------------------------------------------------------------------------------------
MINNESOTA
   Austin Town Center              1999    110,613      92%   N/A        924,888      9.11  Rainbow Foods            56,740   2019
   Austin, MN                                                                               Staples                  24,049   2014
------------------------------------------------------------------------------------------------------------------------------------
   Brookdale Square                1996    185,883      83%    81%     1,094,373      7.02  Circuit City             36,391   2014
   Brooklyn Center, MN                                                                      Drug Emporium            25,782   2000
                                                                                            Office Depot             30,395   2004
                                                                                            United Artists           24,534   2002
                                                                                            Pep Boys                 23,000   2018
------------------------------------------------------------------------------------------------------------------------------------
   Burning Tree Plaza              1993    174,141      89%    96%     1,405,636      9.06  Dunham's Athleisure      23,679   2008
   Duluth, MN                                                                               Hancock Fabrics          17,682   2009
                                                                                            Best Buy                 46,355   2013
                                                                                            T.J. Maxx                30,000   2004
------------------------------------------------------------------------------------------------------------------------------------
   Central Valu Center             1997    123,350      95%    95%       926,442      7.87  Rainbow Foods            66,314   2004
   Columbia Heights, MN                                                                     Slumberland Clearance    24,632   2005
------------------------------------------------------------------------------------------------------------------------------------
   Elk Park Center                 1997    155,152     100%    98%     1,469,663      9.48  Cub Foods                60,066   2016
   Elk River, MN                                                                            Office Max               23,525   2014
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
   Har Mar Mall                    1992    429,464      83%    83%    $3,661,372   $ 10.27  Marshalls                34,858   2003
   Roseville, MN                                                                            Mars Music               27,697   2009
                                                                                            T.J. Maxx                25,025   2002
                                                                                            General Cinema           22,252   2001
                                                                                            General Cinema           19,950   2000
                                                                                            Barnes and Noble         44,856   2010
                                                                                            Michaels                 17,907   2003
------------------------------------------------------------------------------------------------------------------------------------
   Hub West                        1991     78,302     100%   100%       851,292     10.86  Rainbow Foods            50,817   2012
   Richfield, MN                                                                            Bally Total Fitness      26,185   2001
------------------------------------------------------------------------------------------------------------------------------------
   Marketplace at 42               1999    119,467      93%   N/A      1,398,112     12.62  Rainbow Foods            56,371   2018
   Savage, MN
------------------------------------------------------------------------------------------------------------------------------------
   Richfield Hub                   1988    136,475      95%    99%     1,252,477      9.63  Michaels                 24,235   2004
   Richfield, MN                                                                            Marshalls                26,785   2003
------------------------------------------------------------------------------------------------------------------------------------
   Roseville Center                1997     76,686      87%    92%       737,987     11.01  Minnesota Fabrics        12,000   2004
   Roseville, MN
------------------------------------------------------------------------------------------------------------------------------------
   Southport Centre                1998    124,848     100%   100%     1,663,754     13.33  Frank's Nursery          18,804   2012
   Apple Valley, MN                                                                         Best Buy                 36,714   2009
------------------------------------------------------------------------------------------------------------------------------------
   Sun Ray Shopping Center         1961    257,430      93%    84%     1,900,576      7.95  Bally Total Fitness      26,256   2014
   St. Paul, MN                                                                             Michaels                 18,127   2004
                                                                                            Petters Warehouse        20,000   2007
                                                                                            J.C. Penney              36,752   2004
                                                                                            T.J. Maxx                31,955   2007
------------------------------------------------------------------------------------------------------------------------------------
   Terrace Mall                    1993    135,031      88%    94%       947,477      7.99  Rainbow Foods            59,232   2013
   Robbinsdale, MN                                                                          North Memorial Medical   38,198   2009
------------------------------------------------------------------------------------------------------------------------------------
   Thunderbird Mall  (3)           1998    256,344      96%    95%     1,355,885      5.54  Herberger's              66,582   2010
   Virginia, MN                                                                             J.C. Penney              23,671   2006
                                                                                            K-Mart                   90,990   2002
------------------------------------------------------------------------------------------------------------------------------------
   Westview Valu Center            1997    163,162      98%    98%     1,128,934      7.03  Cub Foods                92,646   2004
   West St. Paul, MN                                                                        Burlington Coat
                                                                                              Factory                41,248   2004
------------------------------------------------------------------------------------------------------------------------------------
   Westwind Plaza                  1994     87,936      96%    99%       962,645     11.41  Northern Hydraulics      18,165   2002
   Minnetonka, MN
------------------------------------------------------------------------------------------------------------------------------------
   White Bear Hills                1993     73,095      99%   100%       589,014      8.12  Festival Foods           45,679   2011
   White Bear Lake, MN
------------------------------------------------------------------------------------------------------------------------------------
MISSOURI
   Ellisville Square               1998    146,052      95%   100%     1,192,902      8.64  K-Mart                   86,479   2015
   Ellisville, MO                                                                           Hockey Direct            19,693   2002
------------------------------------------------------------------------------------------------------------------------------------
   Grandview Plaza                 1971    294,586      89%    94%     2,338,376      8.88  Schnuck's Market         68,025   2011
   Florissant, MO                                                                           Home Quarters (4)        84,611   2013
                                                                                            Office Max               30,183   2012
                                                                                            Walgreens                15,984   2008
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
   Liberty Corners                 1997    121,382     100%   100%    $  892,815   $  7.35  Price Chopper            56,000   2007
   Liberty, MO
------------------------------------------------------------------------------------------------------------------------------------
   Maplewood Square                1998     71,590     100%    87%       522,993      7.31  Shop'n Save              57,575   2017
   Maplewood, MO
------------------------------------------------------------------------------------------------------------------------------------
   Prospect Plaza                  1998    186,722      44%    58%       421,669      5.65  Hobby Lobby              51,626   2014
   Gladstone, MO                                                                            Westlake Hardware        22,950   2001
------------------------------------------------------------------------------------------------------------------------------------
   Watts Mill Plaza                1998    161,717      85%    96%     1,287,379      9.42  Price Chopper            66,947   2006
   Kansas City, MO
------------------------------------------------------------------------------------------------------------------------------------
NEBRASKA
   Bishop Heights                  1998     30,163     100%    86%       171,823      5.70  Russ's IGA               16,992   2001
   Lincoln, NE
------------------------------------------------------------------------------------------------------------------------------------
   Cornhusker Plaza                1998     63,016     100%    96%       485,936      7.71  Hy-Vee                   34,726   2010
   South Sioux City, NE
------------------------------------------------------------------------------------------------------------------------------------
   Eastville Plaza                 1998     68,546     100%    91%       537,214      7.84  Hy-Vee                   34,156   2006
   Fremont, NE
------------------------------------------------------------------------------------------------------------------------------------
   Edgewood Plaza                  1998    172,429      94%    97%     1,310,481      8.08  Super Saver              73,696   2011
   Lincoln, NE                                                                              Osco Drug                16,324   2000
------------------------------------------------------------------------------------------------------------------------------------
   Ile de Grand                    1998     82,248      99%   100%       602,264      7.41  Factory Card
   Grand Island, NE                                                                           Outlet (2)             12,000   2005
------------------------------------------------------------------------------------------------------------------------------------
   The Meadows                     1998     67,840      98%    91%       493,114      7.42  Russ's IGA               50,000   2008
   Lincoln, NE
------------------------------------------------------------------------------------------------------------------------------------
   Miracle Hills Park              1998     69,488      89%    88%       782,521     12.65  Jo-Ann Fabrics           12,000   2003
   Omaha, NE
------------------------------------------------------------------------------------------------------------------------------------
   Stockyards Plaza                1998    129,309      96%    96%       928,628      7.45  Hy-Vee                   59,839   2008
   Omaha, NE                                                                                Movies 8                 25,810   2015
------------------------------------------------------------------------------------------------------------------------------------
NEW MEXICO
   St. Francis Plaza               1995     35,800     100%   100%       357,004      9.97  Wild Oats                20,850   2006
   Santa Fe, NM
------------------------------------------------------------------------------------------------------------------------------------
OHIO
   30th Street Plaza               1999     87,189      88%   N/A        634,487      8.65  Marc's Drugstores        31,230   2010
   Canton, OH
------------------------------------------------------------------------------------------------------------------------------------
   Clock Tower Plaza               1998    237,975      96%    96%     1,441,142      6.33  Clyde Evans Market       61,720   2014
   Lima, OH                                                                                 Wal-Mart                110,580   2009
------------------------------------------------------------------------------------------------------------------------------------
   Salem Consumer Square           1998    276,506      98%    99%     2,396,629      8.85  Cub Foods                62,400   2013
   Trotwood, OH                                                                             Drug Emporium            25,025   2003
                                                                                            Office Depot             26,725   2005
                                                                                            Michigan Sporting
                                                                                              Goods                  17,500   2004
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
SOUTH DAKOTA
   Baken Park                      1997    195,031      97%    94%    $1,199,210   $  6.37  Nash Finch               48,684   2017
   Rapid City, SD                                                                           Ben Franklin             27,155   2003
                                                                                            Boyd's Drug Mart         19,200   2004
------------------------------------------------------------------------------------------------------------------------------------
   Lakewood Mall  (3)              1998    238,883      94%    89%     1,705,021      7.62  Midco 5                  23,600   2002
   Aberdeen, SD                                                                             Herberger's              79,646   2016
                                                                                            J.C. Penney              33,796   2010
------------------------------------------------------------------------------------------------------------------------------------
TENNESSEE
   Williamson Square (5)           1996    333,333      92%    98%     2,205,171      7.20  Kroger                   63,986   2008
   Franklin, TN                                                                             Wal-Mart                117,493   2008
                                                                                            Carmike Cinemas          29,000   2008
------------------------------------------------------------------------------------------------------------------------------------
WISCONSIN
   Fairacres Shopping Center       1998     74,291     100%   100%       677,493      9.12  Pick'n Save              48,000   2012
   Oshkosh, WI
------------------------------------------------------------------------------------------------------------------------------------
   Fitchburg Ridge                 1998     49,846     100%   100%       290,692      5.83  Roundy's                 16,589   2000
   Fitchburg, WI
------------------------------------------------------------------------------------------------------------------------------------
   Fox River Plaza                 1998    166,416     100%    99%       750,695      4.51  Pick'n Save              50,094   2006
   Burlington, WI                                                                           K-Mart                   83,552   2011
------------------------------------------------------------------------------------------------------------------------------------
   Garden Plaza                    1998     80,090      95%    96%       495,693      6.54  Pick'n Save              49,564   2010
   Franklin, WI
------------------------------------------------------------------------------------------------------------------------------------
   Madison Plaza                   1997    127,539      78%   100%       829,711      8.38  Supersaver Foods         68,309   2008
   Madison, WI
------------------------------------------------------------------------------------------------------------------------------------
   Mequon Pavilions                1996    211,008      98%    99%     2,404,938     11.61  Kohl's Food Store        45,697   2010
   Mequon, WI                                                                               Furniture Clearance
                                                                                              Center                 19,900   2001
------------------------------------------------------------------------------------------------------------------------------------
   Moorland Square                 1998     98,288     100%   100%       772,812      7.86  Pick'n Save              59,674   2010
   New Berlin, WI
------------------------------------------------------------------------------------------------------------------------------------
   Oak Creek Centre                1998     91,340      96%    95%       628,439      7.16  Sentry Food Store        50,000   2003
   Oak Creek, WI
------------------------------------------------------------------------------------------------------------------------------------
   Park Plaza                      1997    109,123     100%    99%       633,737      5.81  Sentry Foods             45,000   2006
   Manitowoc, WI                                                                            Big Lots                 29,063   2004
------------------------------------------------------------------------------------------------------------------------------------
   Spring Mall (6)                 1997    180,188      92%    92%     1,086,037      6.55  Pick'n Save              77,150   2013
   Greenfield, WI                                                                           T.J. Maxx                32,658   2003
                                                                                            United Artists           16,000   2004
                                                                                            Walgreens                17,600   2007
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                               Base
                                                      Occupancy at               Annualized                                   Lease
                                          Rentable    December 31,               Based Rent                                    Expi-
                                   Year    Square     -------------   Annualized     Per                            Square    ration
       SHOPPING CENTERS          Acquired   Feet       1999   1998    Based Rent  Leased SF   Major Tenants (1)      Feet      Date
------------------------------  --------- ---------   ------ ------   ---------- ---------- ----------------------  -------  -------
   Taylor Heights                  1998     85,072     100%   100%    $  847,629   $  9.96  Piggly Wiggly            35,540   2009
   Sheboygan, WI
------------------------------------------------------------------------------------------------------------------------------------


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

(2) This tenant has sought protection under Chapter 11 of the U.S. Bankruptcy Code, but has not rejected the lease.

(3)   This property is held for sale at December 31, 1999.

(4) Home Quarters sought protection under Chapter 7 of the U.S. Bankruptcy Code, and vacated subsequent to year-end.

(5) This property is owned by Williamson Square Associates L.P., a joint venture of which we own a 60% interest.

(6) This property is owned by a bankruptcy remote special purpose entity that is an indirect subsidiary of Bradley. The assets of the special purpose entity, including the property, are owned by the special purpose entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. The special purpose entity has not agreed to pay, or make its assets available to pay, any claim any creditor may have against us, our affiliates, or any other person or entity. No affiliate of the special purpose entity has agreed to pay or make its assets available to pay creditors of the special purpose entity.

Tenant Mix and Leases

As evidenced by the foregoing table, our tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Based on our past experience, we believe that such tenants tend to be stable performers in both good and bad economic times. As of December 31, 1999, 79 of our 98 shopping centers were anchored by supermarkets, most of which are leading grocery chains in their respective markets. Grocery stores comprise approximately 22% of our annualized base rent and 27% of our gross leasable area. No tenant included in the portfolio of properties on December 31, 1999, accounted for as much as 5% of total rental income in 1999. In addition to the tenants listed in the preceding table, our properties include a variety of smaller shop leases of various tenant types, including restaurants, home life styles, women's ready-to-wear, cards, books, and electronics.

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

Leases to anchor tenants tend to provide lower minimum rents per square foot than smaller shop leases. Anchor tenant leases for properties included in the portfolio at December 31, 1999, provided an average annual minimum rent of $5.79 per square foot, compared with non-anchor tenant leases which provided an average annual minimum rent of $10.35. In general, we believe that minimum rental rates for anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1999, for the properties included in the portfolio at December 31, 1999, and the number of leases that will expire, the square feet covered by such leases and the minimum annual rent in the year of expiration under such expiring leases for the next ten years are as follows:

                                               Leases Expiring
                                   ---------------------------------------
     Year Ending      Minimum        Number                     Minimum
     December 31    Future Rents   of Leases    Square Feet   Future Rents
     -----------    ------------   ---------    -----------   ------------
        2000       $109,018,000       306       1,077,523      $9,891,000
        2001         99,831,000       285       1,105,062       9,337,000
        2002         88,652,000       319       1,517,533      12,016,000
        2003         77,272,000       258       1,187,795      11,041,000
        2004         65,756,000       236       1,476,128      12,366,000
        2005         56,069,000       104         910,205       6,561,000
        2006         49,568,000        68         941,480       6,097,000
        2007         44,663,000        43         634,649       4,824,000
        2008         38,820,000        41         935,796       6,944,000
        2009         31,254,000        45         719,622       5,381,000

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

Our obligations for borrowed money aggregated $444.8 million at December 31, 1999, as compared to $472.4 million at December 31, 1998. Failure to pay debt obligations when due could result in Bradley losing its interest in the properties collateralizing such obligations.

Seventeen properties as of December 31, 1999 secure an aggregate of approximately $100.7 million of mortgage debt, with balloon maturities of approximately $6.0 million due in 2000, $2.7 million in 2001, $29.0 million in 2002, $6.4 million in 2003, and $35.6 million in subsequent years. The line of credit, with a balance of $144.5 million as of December 31, 1999, matures in December, 2000. We have commenced negotiations to extend and modify the line of credit. We expect to be able to extend and modify the line of credit on commercially reasonable terms, which we believe will be slightly more expensive than the terms under the existing line of credit due to competitive market pressures. At this time, we cannot definitely state what terms we will obtain, including interest rates. Additionally, $100 million of 7% unsecured Notes payable at December 31, 1999 matures in 2004, and $100 million of 7.2% unsecured Notes payable at December 31, 1999 matures in 2008. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. There can be no assurance that we will continue to be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Our organizational documents do not limit the amount of indebtedness that we or the Operating Partnership may incur. If we significantly increase our leverage, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and expected distributions to our share owners.

In November 1999, our Board of Directors authorized the repurchase of up to two million shares of outstanding common shares from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. Through December 31, 1999, we purchased 980,700 shares at an average price of $16.90 per share for a total purchase price of $16.6 million, including costs. These repurchases, as well as ongoing purchases subsequent to year-end, have been funded with cash from our line of credit. While we have maintained our targeted balance between total outstanding indebtedness and the value of our portfolio, we have currently funded our stock repurchase program with short-term debt with the expectation that these borrowings would be at least partially repaid with proceeds from asset sales. At December 31, 1999, we were holding for sale three enclosed malls with an aggregate book value of $29.9 million. These dispositions are expected to be completed during the first quarter of 2000, although there can be no assurance that any such dispositions will occur. Although we would seek to sell alternative assets in the event the sales of the malls were not completed as expected or at desired prices, we can provide no assurance that any sales prices will meet our expectations, or that any such sales will be completed. If we are unable to sell assets at favorable prices, the increase in debt could adversely affect our ability to make payments on our outstanding indebtedness and expected distributions to our share owners.

Because parts of our borrowings have floating rates, a general increase in interest rates will adversely affect our net income and cash available for distribution to share owners.

The unsecured line of credit bears interest at a variable rate. The balance outstanding under the line of credit at December 31, 1999, was $144.5 million; and we may increase outstanding borrowings to $250 million. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, we will need to use more of our revenue to pay the interest on our indebtedness. Any such increase in debt service requirements would leave us with less net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions we can make to our share owners.

On March 10, 2000, the Operating Partnership issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. Net proceeds were used to pay-down the outstanding balance on the line of credit, thereby reducing our exposure to increases in interest rates.

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

We have grown aggressively over the past few years and continue to experience moderate growth. The failure to achieve our objectives in this growth could have a material adverse effect on our operating results and financial condition. Our objectives in pursuing growth through property acquisitions include:

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

Since substantially all of our income has been, and is expected to continue to be, derived from rental income from retail shopping centers, our net income, FFO and cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations to us or if we were unable to lease, on economically favorable terms, a significant amount of space in our shopping centers. In addition, in the event of default by a tenant, we may experience delays and incur substantial costs in enforcing our rights as landlord.

At any time, a tenant of our properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of the tenant lease. Such an event could cause a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions we can make to our share owners. In March 1999, Factory Card Outlet, a tenant at nine of our shopping centers which currently generates approximately 1% of our total revenue, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although we expect the tenant to affirm its leases at eight of the nine shopping centers, there can be no assurance that such tenant will affirm any of its leases with us. During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. Hechinger Co. had previously filed for protection under Chapter 11 of the bankruptcy code in June 1999; however, the store at Grandview Plaza was not included on the initial list of store closures. As a result of the liquidation, the store closed and ceased paying rent in January 2000. This tenant contributed approximately 0.5% of our total revenue on an annual basis. While we are in preliminary discussions with several retailers to replace this vacancy, we do not expect a new lease to commence prior to the end of 2000, resulting in a decrease in rental income at this center. No assurance can be given that any present tenant which has filed for bankruptcy protection will continue making payments under its lease or that other tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will continue to make rental payments in a timely manner. In addition, a tenant may, from time to time, experience a downturn in its business, which may weaken its financial condition and result in a reduction or failure to make rental payments when due. If a lessee or sublessee defaults in its obligations to the Company, we may experience delays in enforcing our right as lessor or sublessor and may incur substantial costs and experience significant delays associated with protecting our investment, including costs incurred in renovating and releasing the property.

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

Our increased focus on development and redevelopment initiatives poses an increased risk, including cost overruns caused by:

- delays in the commencement of leases caused by adverse weather conditions during the construction period;
-    changes in the nature and scope of development or redevelopment efforts;
     and
-    market factors involved in the pricing of material and labor.

Additionally, although we seek to reduce our development risk by pre-leasing a substantial portion of new development projects to a major grocery store anchor tenant, we are subject to the risk that occupancy rates and rents anticipated at the time of development will not be achieved.

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

Our ability to make distributions to share owners could be adversely affected by increased debt service obligations if we need to borrow money in order to maintain our REIT qualification. For example, differences in timing between when we receive income and when we have to pay expenses could require us to borrow money to meet the requirement that we distribute to our share owners at least 95% of our net taxable income each year excluding net capital gains. The incurrence of large expenses also could cause us to need to borrow money to meet this requirement. We might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings and therefore we may borrow money on unfavorable terms.

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

ITEM 2.       PROPERTIES

The properties we owned at December 31, 1999 are described under Item 1 and in
Note 4 of the Notes to Financial Statements contained in this Report.

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

President, Chairman, and Chief Executive Officer - Thomas P. D'Arcy, age 40, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

Executive Vice President - Richard L. Heuer, age 47, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies from September 1993, and Towle Real Estate Company from 1988, which companies were the independent property management companies that managed our Minnesota properties.

Executive Vice President of Asset Management - E. Paul Dunn, age 53, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

Executive Vice President, Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 48, has held this position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust, from June 1993 to September 1995. Prior to June 1993, Mr. Lingo was Vice President-Finance of CSX Realty, a subsidiary of CSX Corporation, from 1991-1992.

Executive Vice President of Leasing - Steven St. Peter, age 48, has held this position since August 1996. Prior to joining the Company, Mr. St. Peter served as National Director of Real Estate for Bally Total Fitness from 1995 to 1996, Midwest Manager of Real Estate for TJX Corporation from 1993 to 1995 and Director of Leasing for H.S.S. Development from 1990 to 1993.

Senior Vice President and Secretary - Marianne Dunn, age 40, was named Senior Vice President of Bradley in September 1995, having served as Vice President of Bradley since 1993 and as Investment Manager since 1990.

Vice President of Construction - Frank J. Comber, age 59, has held this position since August 1996. Prior to joining the Company, Mr. Comber served as Vice President of Construction Services for Merchandise Mart Properties from 1989 to 1996 and First Vice President for Homart Development Company from 1973 to 1988.

None of our officers or Directors is related to any other officer or Director. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol "BTR." Our 8.4% Series A Convertible Preferred Stock, issued August 6, 1998, is also traded on the NYSE under the symbol "BTRPrA." The ranges of high and low prices reported on the NYSE during 1999 and 1998 for the period outstanding were:

Common Stock:

                  1999                                     1998
     ----------------------------------    -------------------------------------
     Quarter Ended   High       Low        Quarter Ended   High       Low
     -------------   ----       ---        -------------   ----       ---

     March 31        $21 1/4    $15 3/4    March 31        $21 3/4    $19 13/16
     June 30         $21 11/16  $17 5/8    June 30         $21 7/8    $20 1/8
     September 30    $21 1/8    $16 7/8    September 30    $22 3/4    $18 3/8
     December 31     $19 1/16   $15 5/8    December 31     $21 13/16  $18 3/4

Series A Convertible Preferred Stock:

                  1999                                     1998
     ----------------------------------    -------------------------------------
     Quarter Ended   High       Low        Quarter Ended   High       Low
     -------------   ----       ---        -------------   ----       ---

     March 31        $24        $21        September 30    $24 1/2    $21 3/8
     June 30         $24        $21 5/8    December 31     $24 1/2    $22
     September 30    $23 3/4    $21 9/16
     December 31     $23        $19

The closing sale prices of the common stock and preferred stock on the NYSE on March 1, 2000, were $17 7/16 and $21, respectively. At December 31, 1999, there were approximately 1,060 holders of record of our common stock, and 1,145 holders of record of our Series A preferred stock.

We have paid dividends during the past two full years as follows:

                       1999                                      1998
   --------------------------------------      --------------------------------------
                Per Common  Per Preferred                   Per Common  Per Preferred
     Payment       Share        Share            Payment      Share        Share
   -----------  ----------  -------------      ------------ ----------  -------------
   March 31        $.37         $.525          March 31        $.35           $   -
   June 30         $.37         $.525          June 30         $.35           $   -
   September 30    $.37         $.525          September 30    $.35           $.525
   December 31     $.38         $.525          December 31     $.37           $.525

The following table summarizes the tax status of distributions paid to common and preferred share owners during 1999 and 1998:

                                              1999                                  1998
                                ---------------------------------      -------------------------------
                                    Common            Preferred           Common           Preferred
                                --------------      -------------      -------------     -------------
        Ordinary income                91%                 93%                81%               81%
        Capital gain                    7%                  7%                19%               19%
        Return of capital               2%                  -                  -                 -
                                --------------      -------------      -------------     -------------
        Total                         100%                100%               100%              100%
                                ==============      =============      =============     =============

ITEM 6.       SELECTED FINANCIAL DATA

                                                                                         Years Ended December 31,
                                                                      --------------------------------------------------------------
                                                                              (Thousands of dollars, except per share data)
                                                                          1999         1998         1997        1996         1995
                                                                      -----------  -----------  -----------  -----------  ----------
Total income                                                          $   154,833  $   131,037  $    97,552  $    78,839  $   36,572
Total expenses                                                            110,234       98,466       74,116       60,711      28,141
                                                                      -----------  -----------  -----------  -----------  ----------

Income before equity in earnings of partnership, net gain on
  sale of properties and extraordinary item                                44,599       32,571       23,436       18,128       8,431
Equity in earnings of partnership                                             500          586            -            -           -
Net gain on sale of properties                                                  -       29,680        7,438        9,379           -
                                                                      -----------  -----------  -----------  -----------  ----------
Income before extraordinary item and allocation to minority interest       45,099       62,837       30,874       27,507       8,431
Income allocated to minority interest                                      (6,293)      (3,317)      (1,116)       (285)           -
                                                                      -----------  -----------  -----------  ----------   ----------
Income before extraordinary item                                           38,806       59,520       29,758       27,222       8,431
Extraordinary loss, net of minority interest                                    -            -       (4,631)           -           -
                                                                      -----------  -----------  -----------  -----------  ----------
Net income                                                                 38,806       59,520       25,127       27,222       8,431
Preferred share distributions                                              (7,304)      (2,922)           -            -           -
                                                                      -----------  -----------  -----------  -----------  ----------

   Net income attributable to common share owners                     $    31,502  $    56,598  $    25,127  $    27,222  $    8,431
                                                                      ===========  ===========  ===========  ===========  ==========

Basic earnings per common share:
   Income before extraordinary item                                         $1.31        $2.39        $1.36        $1.54       $0.85
   Extraordinary loss, net of minority interest                                 -            -        (0.21)           -           -
                                                                      -----------  -----------  -----------  -----------  ----------

   Net income                                                               $1.31        $2.39        $1.15        $1.54       $0.85
                                                                      ===========  ===========  ===========  ===========  ==========

Diluted earnings per common share:
   Income before extraordinary item                                         $1.31        $2.37        $1.36        $1.54       $0.85
   Extraordinary loss, net of minority interest                                 -            -        (0.21)           -           -
                                                                      -----------  -----------  -----------  -----------  ----------

   Net income                                                               $1.31        $2.37        $1.15        $1.54       $0.85
                                                                      ===========  ===========  ===========  ===========  ==========

Distributions per common share                                              $1.49        $1.42        $1.34        $1.32       $1.32

Net cash provided by (used in):
   Operating activities                                               $    67,928  $    54,950  $    44,827  $    31,633  $   12,733
   Investing activities                                               $   (44,508) $  (131,820) $  (122,649) $   (16,715) $  (9,953)
   Financing activities                                               $   (20,248) $    73,385  $    75,107  $    (8,153) $  (2,276)

Funds from operations*                                                $    58,737  $    52,316  $    42,710  $    30,630  $   15,249

Total assets at end of year                                           $   996,167  $   967,113  $   668,791  $   502,284  $  180,545

Total debt at end of year                                             $   444,822  $   472,375  $   302,710  $   188,894  $   39,394

*We compute funds from operations, or "FFO", in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts, as income before allocation to minority interest (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets, but do add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time.

Reference is made to "Management's Discussion and Analysis" (Item 7) for a discussion of various factors or events which materially affect the comparability of the information set forth above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

Unless otherwise required by the context, references to the "Company" below include references to Bradley Operating Limited Partnership which is the entity through which the Company owns its properties and conducts its business.

We fund our operating expenses and distributions primarily from operating cash flows, although, if needed, we may also use our bank line of credit for these purposes. We fund acquisitions, developments and other capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of debt and equity securities. We may also acquire properties through the issuance of Limited Partner Units, or "LP Units," of the Operating Partnership to the seller or contributor of the acquired properties. Additionally, we may dispose of non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with our strategic focus. In addition, we may acquire partial interests in real estate assets through participation in joint venture transactions.

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to engage in development activities, both directly and through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our share owners.

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expenses, development costs, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, we also believe we have sufficient liquidity and flexibility to be able to fund our recently announced common share repurchase program, while continuing to take advantage of favorable acquisition and development opportunities during the year. However, the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of December 31, 1999, our financial liquidity was provided by $4.4 million in cash and cash equivalents and by the unused balance on our bank line of credit of $105.5 million. Additionally, as of December 31, 1999, we were holding for sale three properties with an aggregate book value of $29.9 million. We expect to complete the sales of these properties during the first quarter of 2000, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any such properties would provide us with additional liquidity. In addition, we have an effective "shelf" registration statement under which the Company may issue up to $201.4 million in equity securities, and an additional "shelf" registration statement under which the Operating Partnership may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Subsequent to year-end, we purchased two additional shopping centers located in Kansas and Missouri, aggregating approximately 360,000 square feet of leasable area for a total purchase price of approximately $19.1 million. The shopping centers were acquired with cash provided by the line of credit. Also subsequent to year-end, we issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%, using the proceeds to pay-down the outstanding balance on the line of credit.

Mortgage debt outstanding at December 31, 1999 consisted of fixed-rate notes totaling $100.7 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt in 2000 total $7.7 million, including a $6.0 million maturity in February. We expect to fund short-term liquidity requirements, including the mortgage debt maturity in February, with operating cash flows and the line of credit. In addition, we have commenced negotiations to extend and modify the line of credit, which expires in December 2000. We expect to be able to extend and modify the line of credit on commercially reasonable terms, which we believe will be slightly more expensive than the terms under the existing line of credit due to competitive market pressures. At this time, we cannot definitely state what terms we will obtain, including interest rates. During the fourth quarter of 1999, the weighted average interest rate on the line of credit was 6.8%. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance our indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $67,928,000 during 1999 from $54,950,000 in 1998, and $44,827,000 in 1997. These increases were due primarily to the growth of our portfolio.

Funds from operations, or "FFO," increased $6,421,000 or 12.3% from $52,316,000 in 1998 to $58,737,000 in 1999. FFO increased by $9,606,000 or 22.5% during
1998, from $42,710,000 in 1997. We generally consider FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles ("GAAP") which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interest (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets, but do add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. In November 1999, NAREIT issued a National Policy Bulletin clarifying that FFO should include both recurring and non-recurring operating results, except gains and losses from sales of depreciable operating property and those results defined as "extraordinary items" under GAAP. This clarification, including restatements of comparative periods, is effective January 1, 2000. During 1997, in computing FFO we added back to net income $3,415,000 of non-recurring stock-based compensation which, upon adoption January 1, 2000, will not be added back to net income when presented under the guidelines of the National Policy Bulletin. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper and National Policy Bulletin only provide guidelines for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows used in investing activities decreased to $44,508,000 during 1999, from $131,820,000 in 1998 and $122,649,000 in 1997.

During 1999, we completed the acquisitions of four shopping centers located in Michigan, Ohio and two in Minnesota, aggregating 484,000 square feet for an aggregate purchase price of approximately $36,859,000, invested approximately $11,330,000 in four redevelopment initiatives, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America on August 6, 1998, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable, which was collected in the fourth quarter of 1999. Cash distributions received from the joint venture during 1999 amounted to $3,968,000.

We completed the merger acquisition of Mid-America through the issuance of approximately 3.5 million shares of a newly created 8.4% Series A Convertible Preferred Stock, the assumption of Mid-America's liabilities, including approximately $66 million of debt, of which $28 million was prepaid at closing, and the payment of certain transaction costs, making the purchase price approximately $159 million. The merger was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. Upon completion of the merger, we acquired Mid-America's 22 retail properties aggregating approximately 2.7 million square feet located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in a joint venture which owned two neighborhood shopping centers and one enclosed mall.

During 1998, in addition to the properties acquired in connection with the Mid-America merger, we completed the acquisitions of 22 shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio and Wisconsin aggregating 3.0 million square feet for a total purchase price of approximately $202.8 million. Also, during 1998, we completed the sales of a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago for a net sales price of approximately $82.1 million, and a 46,000 square-foot shopping center located in Iowa for a net sales price of approximately $1.9 million.

Financing Activities

Net cash flows from financing activities decreased to a use of cash of $20,248,000 in 1999 from a source of cash of $73,385,000 in 1998 and $75,107,000 in 1997. Distributions to common and preferred share owners as well as to the minority interest were $49,483,000 in 1999, $39,354,000 in 1998, and $30,504,000
in 1997.

We funded the acquisitions of four shopping centers during 1999, and the capital expenditures incurred for our redevelopment initiatives, with cash provided by our line of credit. We used the net proceeds from the sales of three properties during 1999 to pay-down the outstanding balance on the line of credit. In addition to the properties acquired in connection with the Mid-America merger, 18 of the 22 shopping centers acquired in 1998 were acquired with cash provided by the line of credit, three shopping centers were acquired with cash provided by the line of credit and the assumption of an aggregate of $25,753,000 in non-recourse mortgage indebtedness, and one shopping center was acquired for cash provided by the line of credit and the issuance of 62,436 LP Units valued at $1,300,000.

While the capital markets for REITs have remained challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units. We took advantage of a similar opportunity during September 1999, replacing $25 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units. Net proceeds from the issuances were approximately $73,444,000. Although the spreads between the interest rate currently available under the line of credit facility and the rates associated with the Series B and C Preferred Units are dilutive to earnings in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our existing core portfolio.

In December 1997, we entered into a $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston. In November 1998, we amended the line of credit facility, increasing the maximum capacity to $250 million. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $150 million, a competitive bid rate solicited from the syndicate of banks. Based on our current credit rating assigned by Standard & Poor's Investment Services and Moody's Investors Service, the current interest rate is 1.00% over LIBOR. Additionally, we pay a facility fee currently equal to $375,000 per annum. In the event either Standard & Poor's or Moody's downgrade our credit ratings, the facility fee would increase to $625,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. During 1999, Standard & Poor's affirmed our "BBB-" rating and raised its rating outlook from stable to positive. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. In 1997, we incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit.

In May 1998, we filed a "shelf" registration under which we may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration gives us the flexibility to issue additional debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During September 1998, we implemented a Medium-Term Note Program providing us with the added flexibility of issuing Medium-Term Notes due nine months or more from the date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner. However, due to costs of maintaining the program and its unlikely utilization due to an unfavorable market for medium-term notes, we indefinitely suspended the program in the fourth quarter of 1999, resulting in a charge to general and administrative expense of $166,000 for costs incurred to establish the Medium-Term Note Program.

In January 1998, we issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. The issue was rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit which had been increased throughout 1997 primarily for the acquisitions of additional shopping centers. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,758,000. The effective interest rate on the unsecured Notes is approximately 7.61%.

In November 1997, we issued $100 million, 7% seven-year unsecured Notes maturing November 15, 2004, which were rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. We utilized the proceeds to prepay a $100 million, 7.23% mortgage note that had been issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes. The REMIC Note was secured by six properties and was originally scheduled to expire in September 2000. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended our weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,846,000. The effective interest rate on the unsecured Notes is approximately 7.19%.

In 1997, we filed a "shelf" registration statement under which we could issue up to $234.4 million of equity securities through underwriters or in privately negotiated transactions from time to time. On December 1, 1997, we completed an offering of 990,000 shares of common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering of $19.2 million were used to reduce outstanding indebtedness under the line of credit. We completed an additional offering of 300,000 shares of common stock on December 10, 1997 at a price to the public of $20.50 per share. Net proceeds from the offering of $5.7 million were used to reduce outstanding indebtedness under the line of credit. In February 1998, we issued 392,638 shares of common stock from the "shelf" registration at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of these higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During 1999, we continued the redevelopment of Prospect Plaza, located in Gladstone, Missouri, acquired in December 1998, and of Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, both of which were acquired during the second quarter of 1999. The redevelopment of Prospect Plaza is expected to be complete in early 2000, with the redevelopments of Cherry Hill Marketplace and 30th Street Plaza expected to be substantially completed during the middle part of 2000. We also commenced the redevelopment of the Commons of Chicago Ridge, a shopping center in our existing core portfolio located in metropolitan Chicago, breaking ground on a new 111,000 square-foot Home Depot in the fourth quarter. These projects represent the types of selective redevelopment investment opportunities on which we plan to focus. The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a modest pipeline of development opportunities and potential shopping center acquisitions where we can use our redevelopment experience to create similar enhanced returns.

In November 1999, our Board of Directors authorized the repurchase of up to two million shares of outstanding common shares from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. Through December 31, 1999, we repurchased 980,700 shares at an average price of $16.90 per share for a total purchase price of $16,611,000, including costs. The objective of the share repurchase program is to capitalize on current market conditions in which the value of our underlying real estate is more highly valued in the private property markets than in the public equity markets. We expect to finance the acquisition, development, and redevelopment opportunities, as well as the share repurchase program, with a combination of proceeds from the sale of non-core assets, retained cash, and possible joint ventures.

Year 2000 Issues

The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Many existing computer software programs and operating systems were designed such that the year 1999 was the maximum date that they would be able to process accurately. The failure of our computer software programs and operating systems to process the change in calendar year from 1999 to 2000 had the potential to result in system malfunctions or failures. In the conduct of our operations, we rely on equipment manufacturers and commercial computer software primarily provided by independent software vendors. In anticipation of potential system malfunctions or failures we undertook an assessment of our vulnerability to the so-called "Year 2000 issue" with respect to our own equipment and computer systems, and with respect to tenants, suppliers, and other parties with whom we conduct a substantial amount of business. We developed a program in order to achieve Year 2000 readiness, which included the following:

- Awareness - Education involving all levels of Bradley personnel regarding Year 2000 implications.

- Inventory - Creating a checklist and conducting surveys to identify Year 2000 compliance issues in all systems, including both mechanical and information systems. The surveys were also designed to identify critical outside parties such as banks, tenants, suppliers and other parties with whom we conduct a significant amount of business, for purposes of determining potential exposure in the event such parties would not be Year 2000 compliant.

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

Based on the results of our program, we installed and tested upgraded software provided by software vendors to help prevent system malfunctions or failures of our information technology systems. In addition, we tested software and equipment with embedded technology such as micro-controllers which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. We completed an inventory of the tenants, suppliers and other parties with whom we conduct a significant amount of business and conducted surveys of such parties to identify the potential exposure in the event that they would not be Year 2000 ready in a timely manner. Based on the results of our testing and surveys, we were not aware of any Year 2000 issues that would have a meaningful impact on our business. We incurred less than $50,000 to bring our information technology systems and non-information technology systems Year 2000 ready, and to evaluate the readiness of tenants, suppliers and other parties with whom we conduct a significant amount of business.

Since the change in the calendar from 1999 to 2000, we have not experienced any malfunctions or failures of our information technology systems, or of our equipment with embedded technology. To-date, we are not aware of any party with whom we conduct a significant amount of business that has experienced a material Year 2000 readiness issue affecting their ability to operate their business or raise adequate revenue to meet their contractual obligations to us. Although we are prepared to commit the necessary resources to enforce our contractual rights in the event any third parties with whom we conduct business encounter Year 2000 issues, we do not expect to incur any additional amounts to continue to monitor and prevent Year 2000 malfunctions and failures because we do not expect to encounter any material Year 2000 issues. However, we will continue to monitor any potential Year 2000 issues that develop, and will adopt contingency plans accordingly to mitigate any impact on the operation of our business.

RESULTS OF OPERATIONS

1999 Compared to 1998

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. Under the purchase method of accounting, the results of operations of Mid-America have been included in the consolidated financial statements from the date of acquisition. During 1998, we also completed the sales of two properties that did not meet our strategic focus for an aggregate net sales price of $84 million, resulting in a net gain of $29,680,000.

Throughout 1999, we completed the acquisitions of four shopping centers for an aggregate purchase price of $36.9 million, and sold three properties for an aggregate gross sales price of $17.3 million. During 1999, we also acquired the 50% non-owned portion of the two shopping centers held by the joint venture acquired in connection with the merger acquisition of Mid-America. As a result, these two shopping centers are consolidated for financial reporting purposes.

Differences in results of operations between 1999 and 1998 were driven largely by the acquisition and disposition activity. Income before the net gain on sale of properties, income allocated to minority interest, and preferred share distributions increased $11,942,000, or 36%, from $33,157,000 to $45,099,000.
Preferred share distributions on the Series A Preferred Stock issued in connection with the merger acquisition of Mid-America amounted to $7,304,000 in 1999 and $2,922,000 for the partial year outstanding in 1998. Net income attributable to common share owners decreased $25,096,000 from $56,598,000 in 1998 to $31,502,000 in 1999, largely reflecting the significant gain recognized on the sale of One North State. Basic net income per share decreased $1.08 per share from $2.39 per share in 1998 to $1.31 per share in 1999. The computation of diluted net income per share resulted in a $0.02 reduction in basic net income per share for 1998, from $2.39 per share to $2.37 per share, but had no effect on basic net income per share for 1999.

Results of operations for properties consolidated for financial reporting purposes and held throughout both 1999 and 1998 included 51 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1998 through December 31, 1999 included 52 properties. As of December 31, 1999, the Company owned 98 shopping centers.

Property Specific Revenue and Expenses (in thousands of dollars)

                                                                                                                      Properties
                                                                                                  Acquisitions/       held both
                                                      1999             1998         Difference    dispositions          years
                                                   ----------        ---------      ----------   --------------      -----------
Rental income                                       $151,950          $128,444        $23,506        $19,483           $  4,023
Operations, maintenance and management              $ 22,971          $ 18,915        $ 4,056        $ 3,297           $    759
Real estate taxes                                   $ 22,859          $ 21,713        $ 1,146        $ 1,261           $   (115)
Depreciation and amortization                       $ 26,456          $ 22,974        $ 3,482        $ 3,341           $    141

Results attributable to acquisition and disposition activities

Rental income increased from $128,444,000 in 1998 to $151,950,000 in 1999, an increase of $23,506,000. Approximately $27,969,000 of the increase was attributable to our acquisition activities, including $11,984,000 for properties acquired in the merger acquisition of Mid-America, partially offset by $8,486,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $18,915,000 in 1998 to $22,971,000 in 1999, an increase of $4,056,000. Approximately $3,297,000 of the net increase was attributable to acquisition and disposition activities, including $2,128,000 for properties acquired in the merger.

Real estate taxes increased from $21,713,000 in 1998 to $22,859,000, an increase of $1,146,000. Real estate taxes incurred for properties acquired during both years, net of real estate taxes eliminated for properties sold, of approximately $1,261,000 accounted for substantially all of the increase, as real estate taxes for properties held both years decreased $115,000, or 0.7% from 1998 to 1999.

Depreciation and amortization increased from $22,974,000 in 1998 to $26,456,000 in 1999, an increase of $3,482,000. Approximately $3,341,000 of the net increase was attributable to acquisition and disposition activities, while approximately $141,000 was attributable to properties held both years.

Results for properties fully operating throughout both years

Several factors affected the comparability of results for properties fully operating throughout both years. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expense for the year of approximately $584,000 compared with 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, which were $472,000 higher during 1999 compared with 1998. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from 1998 at these two shopping centers by $383,000 and $194,000, respectively. We are currently in negotiations with a grocery anchor to replace the space vacated by HomePlace. However, we can give no assurance that this lease will come to fruition or, if so, as to the terms of any such lease. At Heritage Square, a 62,000 square-foot lease with Carson Pirie Scott commenced in the third quarter of 1999, which replaces approximately one half the space previously occupied by Montgomery Ward. During the third quarter of 1999, we signed a 47,000 square-foot lease with HomeLife to occupy the remaining vacancy of the former Montgomery Ward space. This lease is expected to commence during the middle part of 2000, which is expected to contribute to increases in rental income at this property.

Finally, our company, as well as most other real estate companies, was affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998, and was reaffirmed by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission in December 1999. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales. Because we stopped accruing percentage rents upon the adoption of EITF 98-9 in 1998, certain percentage rents that would have been recognized during the second half of 1998 under the previous method of accounting were deferred and recognized as percentage rental income in 1999. Looking forward, because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is expected to be recognized in the first quarter, once it is determined that specified sales targets have been achieved. Percentage rental income for properties held throughout both years increased by $718,000. Approximately one half of this increase is attributable to the implementation of EITF 98-9, while the remaining increase is primarily attributable to strong retail sales.

In addition to the changes in rental income described above, rental income increased $409,000 at Rollins Crossing and $288,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with

Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. Rental income increased $313,000 at High Point Centre, due to the commencement of a 36,000 square-foot lease with Babies `R Us during the first quarter of 1999. Rental income increased $511,000 at Commons of Crystal Lake due to the commencement of a 28,000 square-foot lease with Marshalls commencing in the second quarter of 1999 and a 30,000 square-foot lease with Toys `R Us commencing in the third quarter of 1999. Rental income increased $478,000 at Village Shopping Center due to an increase in occupancy during the second half of 1998 and due to an increase in tax reimbursements from 1998 to 1999. The increase in tax reimbursements primarily resulted from the negotiation of tax abatements for several years received in 1998, contributing to an increase in real estate taxes of $337,000 from the prior year. Rental income increased at Crossroads Centre by $371,000 and $506,000 at Terrace Mall due to the receipt of termination fees from Walgreens at Crossroads Centre and a vacant theater at Terrace Mall. Rental income increased $239,000 at Sun Ray Shopping Center due to the commencement of a 26,000 square-foot lease with Bally Total Fitness commencing during the third quarter of 1999 and due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $105,000 from 1998 to 1999. Rental income increased at Speedway Super Center by $651,000 due to the receipt of a termination fee from PetsMart in the second quarter of 1999 and due to the commencement of several new leases.

During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. Hechinger Co. had previously filed for protection under Chapter 11 of the bankruptcy code in June 1999; however, the store at Grandview Plaza was not included on the initial list of store closures. As a result of the liquidation, the store closed and ceased paying rent in January 2000. This tenant contributed approximately $850,000 in total rental income on an annual basis, which we believe is at or slightly above current market rates. While we are in preliminary discussions with several retailers to replace this vacancy, we do not expect a new lease to commence prior to the end of 2000, resulting in a decrease in rental income at this center.

Non-Property Specific Revenue and Expenses

Other income increased from $2,593,000 in 1998 to $2,883,000 in 1999. Other income contains both property specific and non-property specific income; however, the increase is mostly attributable to income generated from properties acquired during 1998, mainly from three enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $154,000 at Grandview Plaza for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998. The three enclosed malls are currently held for sale and, if sold, will not contribute to other income in the future.

Mortgage and other interest expense increased from $27,681,000 in 1998 to $29,404,000 in 1999. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in the third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $2,088,000 from 1998. A lower weighted average interest rate on the line of credit in 1999 compared with 1998, resulted in a decrease in interest expense of $868,000. Additionally, our increased focus on development and redevelopment initiatives which have been funded with the line of credit has resulted in a higher amount of interest capitalized during 1999 compared with 1998. On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes, and on $100 million, 7.0% seven-year unsecured Notes issued in 1997, amounted to $14,232,000 in 1998 compared with $14,806,000 for the full year in 1999, an increase of $574,000.

General and administrative expense increased from $7,183,000 in 1998 to $8,544,000 in 1999. The increase is primarily the result of our growth, primarily throughout 1998, including full year increases in salaries for additional personnel, investor relations for a larger share owner base, and franchise taxes and related fees for a larger equity base and expanded geographic market. During 1999, due to the costs of maintaining our Medium-Term Note program and its unlikely utilization due to a softening of the market for medium-term notes, we indefinitely suspended the program, resulting in a charge to general and administrative expense of $166,000 for costs incurred to establish the program. Further, the increased focus on acquisition and development activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions and developments that are not consummated. During 1999, the capital markets for REITs remained challenging, resulting in an increase in our total cost of capital. Property values also remained competitively priced and consequently, we have been more selective in evaluating investment opportunities and in utilizing our capital resources. Although this has resulted in an increase in charges to general and administrative expense of approximately $200,000 for feasibility expenses compared with 1998, we believe protecting our liquidity is paramount to investing in opportunities that do not add long-term value for our share owners.

1998 Compared to 1997

Net income attributable to common share owners for 1998 totaled $56,598,000 compared with $25,127,000 for the prior year. Net income for 1998 included a net gain of $29,680,000 on the sale of two of our non-core properties. Net income for 1997 included a net gain of $7,438,000 on the sale of four non-core properties over the course of the year, a non-recurring charge of $3,415,000 for certain stock-based compensation, and an extraordinary charge of $4,631,000 for costs incurred in connection with the prepayment of the REMIC Note and the write-off of costs associated with our former line of credit. Income before the net gain on sale of properties, extraordinary item and before income allocated to minority interest and preferred share distributions increased from $23,436,000 to $33,157,000, or 41%. Distributions on the newly created Series A Preferred Stock issued in connection with the merger acquisition of Mid-America, amounted to $2,922,000 for the period August 6, 1998 through December 31, 1998. Basic net income per common share increased from $1.15 per share in 1997 to $2.39 per share in 1998. The computation of diluted net income per share resulted in a $0.02 per share reduction in basic net income per share from $2.39 to $2.37 for 1998, but had no effect on basic net income per share for 1997.

Upon completion of the merger acquisition of Mid-America on August 6, 1998, we acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owns two neighborhood shopping centers and one enclosed mall. Under the purchase method of accounting, the results of operations of Mid-America have been included in the consolidated financial statements from the date of acquisition.

During 1998, in addition to the properties acquired in connection with the Merger, we acquired 22 shopping centers for a total purchase price of approximately $202.8 million, and sold two non-core properties. During 1997, we acquired 25 shopping centers at an aggregate cost of approximately $189.3 million and sold four non-core properties. Results of operations for properties consolidated for financial reporting purposes and held throughout both 1998 and 1997 included 29 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1997 through December 31, 1998 included 72 properties. As of December 31, 1998, we owned 95 shopping centers consolidated for financial reporting purposes.

Property Specific Revenue and Expenses (in thousands of dollars)

                                                                                                                     Properties
                                                                                                  Acquisitions/       held both
                                                      1998              1997        Difference    dispositions          years
                                                   ----------        ---------      ----------   --------------     ------------
Rental income                                       $128,444          $96,115        $32,329         $33,088         $   (759)
Other property income                               $  2,051          $   701        $ 1,350         $   985         $    365
Operations, maintenance and management              $ 18,915          $14,012        $ 4,903         $ 4,376         $    527
Real estate taxes                                   $ 21,713          $18,398        $ 3,315         $ 3,411         $    (96)
Depreciation and amortization                       $ 22,974          $16,606        $ 6,368         $ 4,249         $  2,119

Results attributable to acquisition and disposition activities

Rental income increased from $96,115,000 in 1997 to $128,444,000 in 1998, an increase of $32,329,000. Approximately $42,294,000 of the increase was attributable to our acquisition activities, including $9,597,000 for properties acquired in the merger acquisition of Mid-America partially offset by $9,206,000 attributable to disposition activities, primarily One North State.

Other property income increased from $701,000 in 1997 to $2,051,000 in 1998, an increase of $1,350,000. Since almost no other property income was generated from properties that were sold, substantially all of the $985,000 increase for acquisitions and dispositions was attributable to our acquisition activities. Approximately $413,000 of other property income was generated from properties acquired in the merger, most of which is attributable to other property income at four enclosed malls. Approximately $365,000 of the increase in other property income was attributable to properties held both years.

Operations, maintenance and management expense increased from $14,012,000 in 1997 to $18,915,000 in 1998, an increase of $4,903,000. Approximately $4,376,000 of the net increase was attributable to our acquisition and disposition activities, including $1,699,000 for properties acquired in the merger.

Real estate taxes increased from $18,398,000 in 1997 to $21,713,000 in 1998, an increase of $3,315,000. Real estate taxes incurred for properties acquired during both years, net of real estate taxes eliminated for properties sold, of approximately $3,411,000 accounted for substantially all of the increase.

Depreciation and amortization increased from $16,606,000 in 1997 to $22,974,000 in 1998, an increase of $6,368,000. Approximately $4,249,000 of the net increase was attributable to our acquisition and disposition activities, while approximately $2,119,000 was attributable to properties held both years.

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

Including the reduction for percentage rental income of $595,000, total rental income for properties held throughout both years decreased $759,000, or approximately 1%. Decreases in rental income of $755,000 at Heritage Square, $543,000 at Sun Ray Shopping Center, $386,000 at High Point Centre, and $226,000 at Har Mar Mall were partially offset by increases of $485,000 at Westview Center and $359,000 at Grandview Plaza. The decrease at Heritage Square was caused by an expected vacancy of Montgomery Ward in the first quarter of 1998, following the tenant's declaration of bankruptcy in 1997. A 62,000 square-foot lease with Carson Pirie Scott has been signed, which commenced in the second half of 1999, to replace approximately one half the space previously occupied by Montgomery Ward. The decrease at Sun Ray Shopping Center was primarily due to a $172,500 termination payment received in the second quarter of 1997 combined with a reduction in real estate tax recoveries of $358,000 resulting from the negotiation of real estate tax reductions of $450,000 for the prior year. The decrease in rental income at High Point Centre was due to the termination of a lease with T.J. Maxx in the second quarter of 1998, resulting from the consolidation of T.J. Maxx and Marshalls stores. The reduction in rental income at Har Mar Mall primarily resulted from the vacancy of HomePlace in the third quarter of 1998, after this tenant declared bankruptcy in January 1998. Except for the significant vacancy of HomePlace, however, leasing activity was strong at this property. Increases in real estate tax recoveries at Westview Center resulted from an increase in real estate taxes of $318,000 due to the negotiation of tax reductions at this center in the prior year. The increase in rental income at Westview Center is also attributable to a 60,000 square-foot lease with Waccamaw Pottery commencing in the fourth quarter of 1997. The increase in rental income at Grandview Plaza was primarily due to the commencement of a 30,000 square-foot lease with OfficeMax in the fourth quarter of 1997.

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

General and administrative expense increased from $5,123,000 in 1997 to $7,183,000 in 1998. The increase is primarily a result of our growth, including increases in salaries for additional personnel, investor relations for a larger shareholder base, and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions that are not consummated. During 1998, several potential property acquisitions were abandoned as a result of a softening in the equity capital markets and general decrease in liquidity in the debt capital markets, as we decided to reevaluate the utilization of capital resources and protect our liquidity, resulting in a charge to general and administrative expense of approximately $300,000. Additionally, we had historically capitalized portions of salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis allocated to completed acquisitions. On March 19, 1998, the EITF reached a consensus under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement was effective March 19, 1998.

During 1997, we incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit, and incurred an extraordinary loss on the prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee, in connection with the prepayment of the REMIC Note.

During 1997, after working with an independent compensation consultant, the Board of Directors terminated the Company's Superior Performance Incentive Plan and substituted an award of approximately 115,000 shares of the Company's common stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in the 1997 financial statements.

New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our line of credit used to maintain liquidity and fund capital expenditures and expand our real estate investment portfolio. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. As of December 31, 1999, long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured Notes, and a variable rate line of credit facility. The average interest rate on the $100.7 million of secured mortgage indebtedness outstanding at December 31, 1999 was 7.51%, with maturities at various dates through 2016. The unsecured Notes with an outstanding balance of $199.6 million at December 31, 1999, consist of $100 million, 7% seven-year unsecured Notes maturing November 15, 2004 with an effective rate of 7.19%, and $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 with an effective rate of 7.61%. The weighted average interest rate on the line of credit at December 31, 1999 was 7.62%. The line of credit, with an outstanding balance at December 31, 1999 of $144.5 million, matures December 2000. The carrying value of the line of credit at December 31, 1999 approximates its fair value.

The scheduled principal payments of all debt consists of the following at December 31, 1999:

                         Mortgage Debt     Unsecured Notes     Line of Credit         Total
                       ----------------    ---------------    ---------------     -------------
        2000              $   7,711,000      $          -       $ 144,500,000      $152,211,000
        2001                  4,630,000                 -                   -         4,630,000
        2002                 30,690,000                 -                   -        30,690,000
        2003                  7,879,000                 -                   -         7,879,000
        2004                  5,015,000       100,000,000                   -       105,015,000
        Thereafter           40,783,000       100,000,000                           140,783,000
                       ----------------     -------------     ---------------     -------------
                                                                            -
                          $  96,708,000      $200,000,000       $ 144,500,000      $441,208,000
                       ================     =============     ===============     =============

As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Schedule later in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 4A. under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information under the headings "Information Regarding Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the information under the headings "Compensation of Directors and Executive Officers," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements" and "Share Performance Graph" in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Beneficial Ownership of Shares" in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

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


      Exhibit No.                    Description                           Page
      -----------                    -----------                           ----

       3.1*    Articles of Amendment and Restatement of Bradley Real        37
               Estate, Inc., dated October 6, 1994.

       3.2*    Articles of Merger between Bradley Real Estate Trust         54
               and Bradley Real Estate, Inc., dated October 6, 1994.

       3.3     Articles of Merger between Tucker Properties                N/A
               Corporation and Bradley Real Estate, Inc., incorporated by reference to Exhibit 3.3 of the Company's Annual
               Report on Form 10-K dated March 25, 1996.

      Exhibit No.                    Description                           Page
      -----------                    -----------                           ----

       3.4     Articles of Merger between Mid-America Realty               N/A
               Investments, Inc. and Bradley Real Estate, Inc., incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated August 7,
               1998.


       3.5     Articles Supplementary Establishing and Fixing the          N/A
               Rights and Preferences of a Series of Shares of Preferred Stock for the 8.4% Series A Convertible
               Preferred Stock of Bradley Real Estate, Inc. attached as Annex B to the Proxy Statement/Prospectus included in Part I to the Registration Statement on Form S-4
               (File No. 333-57123) and incorporated herein by reference.

       3.6     Articles Supplementary Establishing and Fixing the          N/A
               Rights and Preferences of a Series of Shares of Preferred Stock for the 8.875% Series B Cumulative
               Redeemable Perpetual Preferred Stock of Bradley Real
               Estate, Inc. incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March
               3, 1999.


       3.7     Articles Supplementary Establishing and Fixing the          N/A
               Rights and Preferences of a Series of Shares of Preferred Stock for the 8.875% Series C Cumulative
               Redeemable Perpetual Preferred Stock of Bradley Real
               Estate, Inc. incorporated by reference to Exhibit 4.2 of Bradley Operating Limited Partnership's Current
               Report on Form 8-K dated September 8, 1999.

       3.8*    Articles Supplementary, dated October 22, 1999.              61

       3.9*    By-laws of Bradley Real Estate, Inc., July 21, 1994.         63

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

       4.1.2   Definitive Supplemental Indenture No. 1 dated as of         N/A
               November 24, 1997 between Bradley Operating Limited
               Partnership and LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form 8-K dated November
               24, 1997.

       4.1.3   Definitive Supplemental Indenture No. 2 dated as of         N/A
               January 28, 1998 between Bradley Operating Limited
               Partnership and LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form 8-K dated January
               28, 1998.

       4.1.4   Definitive Supplemental Indenture No. 3, dated as of        N/A
               March 10, 2000, between Bradley Operating Limited
               Partnership and LaSalle Bank National Association incorporated by reference to Exhibit 4.1 of Bradley
               Operating Limited Partnership's Current Report on Form
               8-K dated March 10, 2000.

       10.1    Second Amended and Restated Agreement of Limited            N/A
               Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997, incorporated by reference to Exhibit 3.1 of Bradley Operating Limited Partnership's Registration Statement on Form 10 dated
               September 8, 1997.

       10.1.2  Amendment, dated July 31, 1998, to Second Restated          N/A
               Agreement of Limited Partnership of Bradley Operating
               Limited Partnership, incorporated by reference to
               Exhibit 10.1.2 of the Company's Annual Report on Form
               10-K405 dated March 26, 1999.

      Exhibit No.                    Description                           Page
      -----------                    -----------                           ----

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

       10.1.5  Amendment, dated as of September 7, 1999, to Second         N/A
               Restated Agreement of Limited Partnership of Bradley
               Operating Limited Partnership, designating the 8.875%
               Series C Cumulative Redeemable Perpetual Preferred
               Units incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current Report on Form 8-K.

       10.2.1  Unsecured Revolving Credit Agreement dated as of            N/A
               December 23, 1997 among Bradley Operating Limited
               Partnership, as Borrower and The First National Bank of Chicago, BankBoston, N.A. and certain other banks, as Lenders, and The First National Bank of Chicago, as Administrative Agent and BankBoston, N.A., as
               Documentation Agent and Bank of America National Trust
               & Savings Association and Fleet National Bank as
               Co-Agents, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December
               19, 1997.

       10.2.2  Form of Guaranty made as of December 23, 1997 by            N/A
               Bradley Financing Partnership and Bradley Real Estate,
               Inc. for the benefit of The First National Bank of Chicago, incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K dated December
               19, 1997.

       10.2.3  Third Amendment to Unsecured Revolving Credit Agreement     N/A
               dated as of November 23, 1998 among Bradley Operating
               Limited Partnership, as Borrower and The First National
               Bank of Chicago and other certain banks, as Lenders, and The First National Bank of Chicago, as
               Administrative Agent and BankBoston, N.A., as
               Documentation Agent and Bank of America National Trust
               & Savings Association and Fleet National Bank as
               Co-Agents, incorporated by reference to Exhibit 10.2.3 of the Company's Annual Report on Form 10-K405 dated
               March 26, 1999.

       10.3    1993 Stock Option and Incentive Plan, as amended and        N/A
               restated on September 9, 1996, incorporated by reference to Exhibit 10.4 of the Company's Annual
               Report on Form 10-K405 dated March 19, 1997.

       21.1*   Subsidiaries of the Company.                                 87

       23.1*   Consent of KPMG LLP (regarding Form S-3 and Form S-8
               Registration Statements).                                    88

       27.1*   Financial Data Schedule.                                     89

-----------------------
*Filed herewith.

(b)    Reports on Form 8-K

The following Form 8-K was filed during the period October 1, 1999 through December 31, 1999:

       Form 8-K filed November 24, 1999 (earliest event November 23, 1999), reporting in Item 5. a press release announcing the adoption of a share repurchase program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March 2000.

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



        /s/ Thomas P. D'Arcy                                                               March 24, 2000
     -------------------------------------------------------------------        -------------------------
     Thomas P. D'Arcy, President, Chairman and CEO

        /s/ Irving E. Lingo, Jr.                                                           March 24, 2000
     -------------------------------------------------------------------        -------------------------
     Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

        /s/ David M. Garfinkle                                                             March 24, 2000
     -------------------------------------------------------------------        -------------------------
     David M. Garfinkle, Controller

        /s/ Stephen G. Kasnet                                                              March 24, 2000
     -------------------------------------------------------------------        -------------------------
     Stephen G. Kasnet, Director

        /s/ W. Nicholas Thorndike                                                          March 24. 2000
     -------------------------------------------------------------------        -------------------------
     W. Nicholas Thorndike, Director

        /s/ William L. Brown                                                               March 24, 2000
     -------------------------------------------------------------------        -------------------------
     William L. Brown, Director

        /s/ Paul G. Kirk, Jr.                                                              March 24, 2000
     -------------------------------------------------------------------        -------------------------
     Paul G. Kirk, Jr., Director

        /s/ Joseph E. Hakim                                                                March 24, 2000
     -------------------------------------------------------------------        -------------------------
     Joseph E. Hakim, Director

        /s/ A. Robert Towbin                                                               March 24, 2000
     -------------------------------------------------------------------        -------------------------
     A. Robert Towbin, Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
Financial Statements

         Consolidated Balance Sheets - December 31, 1999 and 1998            F2

         For the years ended December 31, 1999, 1998 and 1997:

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

             Consolidated Statements of Cash Flows                           F5

             Notes to Consolidated Financial Statements                      F6


Schedule

         Schedule III - Real Estate and Accumulated Depreciation            F19


Independent Auditors' Report as of December 31, 1999 and 1998, and          F24
    for the years ended December 31, 1999, 1998 and 1997


All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.







                                       F1

                            BRADLEY REAL ESTATE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                              ----------------------------------
                                                                                                    1999               1998
                                                                                              ---------------    ---------------
ASSETS:

Real estate investments - at cost                                                             $ 1,014,158,000    $   936,465,000
Accumulated depreciation and amortization                                                         (81,302,000)       (59,196,000)
                                                                                              ---------------    ---------------

Net real estate investments                                                                       932,856,000        877,269,000

Real estate investments held for sale                                                              29,890,000         46,492,000

Other assets:
   Cash and cash equivalents                                                                        4,434,000          1,262,000
   Rents and other receivables, net of allowance for doubtful accounts of $4,545,000 for
     1999 and $4,078,000 for 1998                                                                  12,273,000         12,165,000
   Investment in partnership                                                                                -         13,249,000
   Deferred charges, net and other assets                                                          16,714,000         16,676,000
                                                                                              ---------------    ---------------

Total assets                                                                                  $   996,167,000    $   967,113,000
                                                                                              ===============    ===============

LIABILITIES AND SHARE OWNERS' EQUITY:

Mortgage loans                                                                                $   100,718,000    $   103,333,000
Unsecured notes payable                                                                           199,604,000        199,542,000
Line of credit                                                                                    144,500,000        169,500,000
Accounts payable, accrued expenses and other liabilities                                           32,787,000         27,848,000
                                                                                              ---------------    ---------------

Total liabilities                                                                                 477,609,000        500,223,000
                                                                                              ---------------    ---------------

Exchangeable limited partnership units                                                             19,306,000         21,573,000
Series B preferred units                                                                           49,100,000                  -
Series C preferred units                                                                           24,344,000                  -
                                                                                              ---------------    ---------------

Total minority interest                                                                            92,750,000         21,573,000
                                                                                              ---------------    ---------------

Share Owners' equity:
   Shares of preferred stock and paid-in capital, par value $.01 per share; liquidation preference $25.00 per share:
       Authorized 20,000,000 shares; 3,478,219 and 3,478,493 shares of Series A Convertible
         Preferred Stock issued and outstanding at December 31, 1999 and 1998, respectively        86,802,000         86,809,000
   Shares of common stock and paid-in capital, par value $.01 per share:
     Authorized 80,000,000 shares; issued and outstanding 23,079,357 and 23,958,662
       shares at December 31, 1999 and 1998, respectively                                         333,907,000        349,254,000
   Shares of excess stock, par value $.01 per share:
     Authorized 50,000,000 shares; 0 shares issued and outstanding                                          -                  -
   Retained earnings                                                                                5,099,000          9,254,000
                                                                                              ---------------    ---------------

Total share owners' equity                                                                        425,808,000        445,317,000
                                                                                              ---------------    ---------------

Total liabilities and share owners' equity                                                    $   996,167,000    $   967,113,000
                                                                                              ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       F2

                            BRADLEY REAL ESTATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Years Ended December 31,
                                                                        -----------------------------------------------
                                                                            1999             1998             1997
                                                                        -------------    -------------    -------------
REVENUE:

Rental income and recoveries from tenants                               $ 151,950,000    $ 128,444,000    $  96,115,000
Other income                                                                2,883,000        2,593,000        1,437,000
                                                                        -------------    -------------    -------------
                                                                          154,833,000      131,037,000       97,552,000
                                                                        -------------    -------------    -------------
EXPENSES:

Operations, maintenance and management                                     22,971,000       18,915,000       14,012,000
Real estate taxes                                                          22,859,000       21,713,000       18,398,000
Mortgage and other interest                                                29,404,000       27,681,000       16,562,000
General and administrative                                                  8,544,000        7,183,000        5,123,000
Non-recurring stock-based compensation                                              -                -        3,415,000
Depreciation and amortization                                              26,456,000       22,974,000       16,606,000
                                                                        -------------    -------------    -------------

                                                                          110,234,000       98,466,000       74,116,000
                                                                        -------------    -------------    -------------
Income before equity in earnings of partnership, net gain on sale of
   properties and extraordinary item                                       44,599,000       32,571,000       23,436,000
Equity in earnings of partnership                                             500,000          586,000                -
Net gain on sale of properties                                                      -       29,680,000        7,438,000
                                                                        -------------    -------------    -------------
Income before extraordinary item and allocation to minority interest       45,099,000       62,837,000       30,874,000
Income allocated to exchangeable limited partnership units                 (1,806,000)      (3,317,000)      (1,116,000)
Income allocated to Series B and C preferred units                         (4,487,000)               -                -
                                                                        -------------    -------------    -------------
Income before extraordinary item                                           38,806,000       59,520,000       29,758,000
Extraordinary loss on prepayment of debt, net of minority interest                  -                -       (4,631,000)
                                                                        -------------    -------------    -------------
Net income                                                                 38,806,000       59,520,000       25,127,000
Preferred share distributions                                              (7,304,000)      (2,922,000)               -
                                                                        -------------    -------------    -------------
Net income attributable to common share owners                          $  31,502,000    $  56,598,000    $  25,127,000
                                                                        =============    =============    =============

Basic earnings per common share:
   Income before extraordinary item                                     $        1.31    $        2.39    $        1.36
   Extraordinary loss on prepayment of debt, net of minority interest               -                -            (0.21)
                                                                        -------------    -------------    -------------
   Net income                                                           $        1.31    $        2.39    $        1.15
                                                                        =============    =============    =============

Diluted earnings per common share:
   Income before extraordinary item                                     $        1.31    $        2.37    $        1.36
   Extraordinary loss on prepayment of debt, net of minority interest               -                -            (0.21)
                                                                        -------------    -------------    -------------
   Net income                                                           $        1.31    $        2.37    $        1.15
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

                                       F3

                            BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY


                                                                                                Retained
                                                                                                earnings
                                                                                             (distributions
                                                             Preferred         Common         in excess of
                                                            shares and       shares and       accumulated
                                                          paid-in capital  paid-in capital      earnings)         Total
                                                          ---------------  ---------------   -------------    -------------
Balance at December 31, 1996                               $           -    $ 299,092,000    $  (9,367,000)   $ 289,725,000
   Net income                                                          -                -       25,127,000       25,127,000
   Distributions on common stock ($1.34 per share)                     -                -      (29,387,000)     (29,387,000)
   Issuance of common stock, net of offering costs of
     $449,000                                                          -       24,892,000                -       24,892,000
   Dividend reinvestment participation                                 -          770,000                -          770,000
   Exercise of stock options                                           -          173,000                -          173,000
   Reallocation of minority interest                                   -        6,093,000                -        6,093,000
   Shares issued in exchange for Limited Partnership
     units                                                             -           17,000                -           17,000
   Non-recurring stock-based compensation                              -        2,415,000                -        2,415,000
                                                           -------------    -------------    -------------    -------------

Balance at December 31, 1997                                           -      333,452,000      (13,627,000)     319,825,000
   Net income                                                          -                -       59,520,000       59,520,000
   Distributions on common stock ($1.42 per share)                     -                -      (33,717,000)     (33,717,000)
   Distributions on preferred stock ($1.05 per share)                  -                -       (2,922,000)      (2,922,000)
   Issuance of common stock, net of offering costs of
     $112,000                                                          -        7,489,000                -        7,489,000
   Preferred shares issued to acquire Mid-America Realty
     Investments, Inc., net                                   86,839,000                -                -       86,839,000
   Conversion of Series A preferred stock to common
     stock                                                       (30,000)          30,000                -                -
   Dividend reinvestment and stock purchase plan
     participation, net                                                -        6,049,000                -        6,049,000
   Exercise of stock options                                           -            4,000                -            4,000
   Reallocation of minority interest                                   -         (390,000)               -         (390,000)
   Shares issued in exchange for Limited Partnership
     units                                                             -        2,620,000                -        2,620,000
                                                           -------------    -------------    -------------    -------------

Balance at December 31, 1998                                  86,809,000      349,254,000        9,254,000      445,317,000
   Net income                                                          -                -       38,806,000       38,806,000
   Distributions on common stock ($1.49 per share)                     -                -      (35,657,000)     (35,657,000)
   Distributions on preferred stock ($2.10 per share)                  -                -       (7,304,000)      (7,304,000)
   Repurchase of common stock                                          -      (16,611,000)               -      (16,611,000)
   Conversion of Series A preferred stock to common
     stock                                                        (7,000)           7,000                -                -
   Dividend reinvestment and stock purchase plan
     participation, net                                                -        1,462,000                -        1,462,000
   Exercise of stock options                                           -          171,000                -          171,000
   Reallocation of minority interest                                   -         (382,000)               -         (382,000)
   Shares issued in exchange for Limited Partnership
     units                                                             -            6,000                -            6,000
                                                           -------------    -------------    -------------    -------------
Balance at December 31, 1999                               $  86,802,000    $ 333,907,000    $   5,099,000    $ 425,808,000
                                                           =============    =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       F4

                            BRADLEY REAL ESTATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                   1999              1998            1997
                                                                              -------------    -------------    -------------
Cash flows from operating activities:
   Net income                                                                 $  38,806,000    $  59,520,000    $  25,127,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                             26,456,000       22,974,000       16,606,000
       Equity in earnings of partnership                                           (500,000)        (586,000)               -
       Amortization of debt premiums, net of discounts                             (939,000)        (368,000)               -
       Extraordinary loss on prepayment of debt, net of minority interest                 -                -        4,631,000
       Non-recurring stock-based compensation                                             -                -        3,415,000
       Net gain on sale of properties                                                     -      (29,680,000)      (7,438,000)
       Income allocated to minority interest                                      6,293,000        3,317,000        1,116,000
   Change in operating assets and liabilities, net of the effect of the
     Mid-America acquisition in 1998:
       (Increase) decrease in rents and other receivables                            56,000         (694,000)      (3,629,000)
       Increase in accounts payable, accrued expenses and other liabilities       1,472,000        1,818,000        3,639,000
       (Increase) decrease in deferred charges                                   (3,716,000)      (1,351,000)       1,360,000
                                                                              -------------    -------------    -------------
         Net cash provided by operating activities                               67,928,000       54,950,000       44,827,000
                                                                              -------------    -------------    -------------

Cash flows from investing activities:
   Expenditures for real estate acquisitions                                    (44,642,000)    (175,927,000)    (137,945,000)
   Cash used for purchase of Mid-America                                                  -      (28,578,000)               -
   Expenditures for developments and redevelopments                              (8,762,000)        (423,000)               -
   Expenditures for other capital improvements                                  (15,071,000)     (11,551,000)      (9,985,000)
   Net proceeds from sale of properties                                          19,999,000       83,959,000       25,281,000
   Cash distributions from partnership                                            3,968,000          700,000                -
                                                                              -------------    -------------    -------------
         Net cash used in investing activities                                  (44,508,000)    (131,820,000)    (122,649,000)
                                                                              -------------    -------------    -------------

Cash flows from financing activities:
   Borrowings from line of credit                                               115,400,000      246,950,000      148,600,000
   Payments under line of credit                                               (140,400,000)    (229,150,000)     (60,400,000)
   Proceeds from issuance of unsecured notes payable                                      -       99,051,000       99,780,000
   Expenditures for financing costs                                                (203,000)      (6,500,000)      (3,104,000)
   Repayment of mortgage loans                                                            -      (10,031,000)    (100,000,000)
   Payments associated with prepayment of debt                                            -                -       (4,444,000)
   Principal payments on mortgage loans                                          (1,614,000)      (1,123,000)        (656,000)
   Distributions paid to common share owners                                    (35,657,000)     (33,717,000)     (29,387,000)
   Distributions paid to limited partnership unit holders                        (2,035,000)      (1,984,000)      (1,117,000)
   Distributions paid to preferred unit holders                                  (4,487,000)               -                -
   Distributions paid to preferred share owners                                  (7,304,000)      (3,653,000)               -
   Net proceeds from stock offerings                                                      -        7,489,000       24,892,000
   Proceeds from exercise of stock options                                          171,000            4,000          173,000
   Net proceeds from dividend reinvestment and stock purchase plan                1,462,000        6,049,000          770,000
   Net proceeds from issuance of Series B and C preferred units                  73,444,000                -                -
   Repurchase of common stock                                                   (16,611,000)               -                -
   Payments to redeem limited partnership units                                  (2,414,000)               -                -
                                                                              -------------    -------------    -------------
         Net cash provided by (used in) financing activities                    (20,248,000)      73,385,000       75,107,000
                                                                              -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                              3,172,000       (3,485,000)      (2,715,000)

Cash and cash equivalents:
   Beginning of year                                                              1,262,000        4,747,000        7,462,000
                                                                              -------------    -------------    -------------
   End of year                                                                $   4,434,000    $   1,262,000    $   4,747,000
                                                                              =============    =============    =============

Supplemental cash flow information:
   Interest paid, net of amount capitalized                                   $  29,738,000    $  23,440,000    $  15,623,000
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

                                       F5

                            BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Bradley Real Estate, Inc. ("Bradley" or the "Company") is the nation's oldest real estate investment trust ("REIT"). Organized in 1961, the Company, which is a fully integrated real estate operating company with property management, leasing, development and acquisition capabilities, focuses on the ownership, operation and development of community and neighborhood shopping centers primarily located in the midwestern United States. As of December 31, 1999, the Company owned 98 shopping centers in 15 states, aggregating 15.5 million square feet of rentable space, substantially all of which are located in Midwest markets, making the Company one of the leading owners of community and neighborhood shopping centers in this region. The Company's tenant mix is dominated by a diverse group of supermarkets, drug stores, and other consumer necessity or value-oriented retailers.

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 1999, Bradley owned an approximate 83% economic interest in, and is the sole general partner of, the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." Economic interests in the Operating Partnership are evidenced by units of partnership interest ("Units") with the interest of the general partner evidenced by general partner common and general partner preferred units ("GP Units"). Under the Partnership Agreement, whenever Bradley issues any shares of common or preferred stock, it contributes the proceeds to the Operating Partnership, and concurrently the number of GP Units held by Bradley is increased by the number of newly issued shares, such that the number of GP Units is at all times equal to the number of outstanding shares of common or preferred Bradley stock.

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

The Operating Partnership also has outstanding two million units of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units and one million units of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (together, the "Series B and C Preferred Units"). The Series B and C Preferred Units were issued during 1999 to institutional investors at a price of $25.00 per unit. The units are callable by the Operating Partnership after five years from the date of issuance at a redemption price equal to the redeemed holder's capital account, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series B or C Cumulative Redeemable Perpetual Preferred Stock, as appropriate, of the Company on a one-for-one basis, plus an amount equal to all accumulated accrued and unpaid distributions or dividends thereon to the date of redemption. Holders of the Series B and C Preferred Units have the right to exchange their Series B and C Preferred Units for shares of Series B and C Preferred Shares on a one-for-one basis after ten years from the original issuance, subject to certain limitations.

As used herein, the "Company" refers to Bradley Real Estate, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Bradley Real Estate, Inc. only.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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





                                       F6

During 1999 and 1998, the Company's 50% general partner interest in Bradley Bethal Limited Partnership, a joint venture which owned two neighborhood shopping centers and one enclosed mall, was accounted for using the equity method. Under the equity method of accounting, the Company's investment was reflected on the consolidated balance sheet as an investment in partnership, and the Company's portion of the net income from such partnership was reflected on the consolidated statement of income as equity in earnings of partnership. During the second quarter of 1999, the Company acquired the 50% non-owned portion of the joint venture for approximately $7,750,000, after the joint venture sold the enclosed mall to an independent third party for $12,100,000. As a result, the two neighborhood shopping centers previously owned by the joint venture are now wholly-owned by the Company and are consolidated for financial reporting purposes.

The ownership interests in the Operating Partnership evidenced by LP Unit holders represent a minority interest in the Company. Income is allocated to the LP Unit holders based on the weighted average number of LP Units outstanding during the period, amounting to 1,376,883, 1,401,464, and 799,938 during 1999, 1998, and 1997, respectively. As of December 31, 1999 and 1998, there were 1,314,347 and 1,441,678 LP Units outstanding, respectively.

The ownership interests in the Operating Partnership evidenced by the Series B and C Preferred Units represent an additional minority interest in the Company. Income is allocated to the Series B and C Preferred Units in an amount equal to the distributions thereon.

Rents and Other Receivables

Management has determined that all of the Company's leases with its various tenants are operating leases. Revenue for such leases is recognized using the straight-line method over the term of the leases.

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:

       Buildings                               31.5 - 39 years
       Improvements and alterations               1 - 39 years

Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $4,010,000, $3,470,000, and $2,604,000 for 1999, 1998, and 1997,
respectively.

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on development and redevelopment activities and on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $482,000, $32,000, and $30,000, in 1999, 1998, and 1997, respectively.

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



                                       F7

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

Derivative Financial Instruments

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument until the derivative terminates or is sold. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the hedged instrument. Derivatives that do not satisfy the criteria above are carried at market value, and any changes in market value are recognized in other income. The Company has only entered into derivative transactions that satisfy the aforementioned criteria. The fair value of interest rate protection agreements is estimated using option-pricing models that value the potential for interest rate protection agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Company would have to pay to cancel the contract or transfer it to other parties.

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


                                                                                         Years Ended December 31,
                                                                      ----------------------------------------------------------
                                                                             1999                1998                1997
                                                                      ------------------   ------------------   ----------------
NUMERATOR:


Basic
     Income before extraordinary item and after preferred
         share distributions                                             $31,502,000          $56,598,000          $29,758,000
                                                                      ==================   ================     ================
Diluted
     Income before extraordinary item and after preferred
         share distributions                                             $31,502,000          $56,598,000          $29,758,000
     Income allocated to exchangeable limited partnership units            1,806,000            3,317,000            1,116,000
     Convertible preferred share distributions                                     -            2,922,000                    -
                                                                      ------------------   ------------------   ----------------
     Adjusted net income                                                 $33,308,000          $62,837,000          $30,874,000
                                                                      ==================   ==================   ================

DENOMINATOR:

Basic

     Weighted average common shares                                       24,003,077           23,660,542           21,776,146
                                                                      ==================   ================     ================
Diluted
     Weighted average common shares                                       24,003,077           23,660,542           21,776,146
     Effect of dilutive securities:
         Stock options                                                        29,513               47,452               42,451
         Stock-based compensation                                                  -                    -                  315
         Exchangeable limited partnership units                            1,376,883            1,401,464              799,938
         Convertible preferred stock                                               -            1,440,286                    -
                                                                      ------------------   ------------------   ----------------
     Weighted average shares and assumed conversions                      25,409,473           26,549,744           22,618,850
                                                                      ==================   ================     ================
Per share income before extraordinary item and after preferred share distributions:
         Basic                                                                 $1.31                $2.39                $1.36
                                                                      ==================   ================     ================
         Diluted                                                               $1.31                $2.37                $1.36
                                                                      ==================   ================     ================






                                       F8

For the year ended December 31, 1999, convertible preferred share distributions of $7,304,000, and the effect on the denominator of the conversion of the convertible preferred shares outstanding into 3,550,833 shares of common stock were not included in the computation of diluted EPS because the impact on basic EPS was anti-dilutive. For the years ended December 31, 1999, 1998, and 1997, options to purchase 641,050, 153,500, and 5,500 shares of common stock, respectively, at prices ranging from $17.00 to $22.00 were outstanding during 1999, 1998, and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares, thereby having an anti-dilutive impact on basic EPS.

Stock Option Plans

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"). The Company has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in Statement No. 123 had been applied. See Note 9 for the required disclosures.

Reclassifications

Certain reclassifications have been made to the prior year consolidated balance sheet to conform with the presentation in the current year.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During 1999, 1998, and 1997, 411, 143,151, and 1,238 shares of common stock, respectively, were issued in exchange for an equivalent number of common LP Units held by the minority interest. During 1999, the acquisition of the Company's non-owned portion of a joint venture resulted in a non-cash reclassification of investment in partnership to real estate investments of $6,556,000 and a non-cash transfer of a $3,100,000 note receivable.

During 1998, shopping center acquisitions included the assumption of $25,753,000 of non-recourse mortgage indebtedness and the issuance of 62,436 LP Units valued at $1,300,000.

The merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America") on August 6, 1998 (see Note 12), resulted in the following non-cash effects on the Company's 1998 consolidated balance sheet:

Assets acquired                                                $ (159,433,000)
Liabilities assumed                                                 43,973,000
Preferred stock and paid-in capital issued, net of costs            86,882,000
                                                               ---------------
Cash used for merger acquisition                               $   (28,578,000)
                                                               ===============

NOTE 4 - REAL ESTATE INVESTMENTS

The following is a summary of the Company's real estate held for investment at December 31:


                                                         1999                1998
                                                    ---------------    ---------------
Land                                                $   213,833,000    $   201,849,000
Buildings                                               694,536,000        659,286,000
Improvements and alterations                             92,066,000         72,957,000
Development and redevelopment in progress                11,674,000            423,000
Other construction in progress                            2,049,000          1,950,000
                                                    ---------------    ---------------
                                                      1,014,158,000        936,465,000
Accumulated depreciation and amortization              (81,302,000)       (59,196,000)
                                                    ---------------    ---------------
                                                    $   932,856,000    $   877,269,000
                                                    ===============    ===============




                                       F9

During 1999, the Company completed the acquisitions of four shopping centers for an aggregate purchase price of approximately $36,859,000. Two of these shopping centers, Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, were acquired with the intention of substantial redevelopment and retenanting. The Company expects to incur an additional $21 million (unaudited) for the redevelopment of these two shopping centers, as well as for two other shopping centers in the portfolio under redevelopment, Prospect Plaza located in Gladstone, Missouri, and Commons of Chicago Ridge, located in Chicago Ridge, Illinois. All of these redevelopment projects are expected to be substantially completed during the first half of 2000.

At December 31, 1999, the Company was holding for sale three enclosed malls with an aggregate book value of $29,890,000, all acquired in connection with the Mid-America merger acquisition. These dispositions are expected to be completed during the first quarter of 2000, although there can be no assurance that any such dispositions will occur. During the second quarter of 1999, the Company completed the sales of an additional three properties, for an aggregate gross sales price of $17,325,000. These three properties, all acquired in connection with the merger acquisition of Mid-America, had been held for sale since the merger acquisition. Two of these properties, Macon County Plaza and Town West Shopping Center, are shopping centers located in the Southeast region of the United States and were not aligned with the Company's strategic market focus. The third property, Monument Mall, is an enclosed mall and, like the three properties currently held for sale, was not aligned with the Company's strategic property focus.

In July 1998, the Company completed the sale of One North State, a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois, which did not fit with the Company's strategic property focus, for a net sales price of approximately $82,100,000. The sale resulted in a gain of approximately $30,600,000 for financial reporting purposes. The net gain on sale of properties in 1998 includes an $875,000 provision for loss on sale of Holiday Plaza, which the Company completed in May 1998. The loss on Holiday Plaza, a 46,000 square-foot property located in Iowa, represents the difference between the sales price, net of closing costs, and the carrying value of the property.

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

The results of operations included in the accompanying financial statements for properties classified as held for sale as of December 31, 1999 and 1998, or that were sold during 1999, 1998 and 1997, were $4,472,000, $7,568,000, and
$8,689,000, respectively.

NOTE 5 - MORTGAGE LOANS, UNSECURED NOTES PAYABLE AND LINE OF CREDIT

Mortgage loans outstanding consist of the following:


                                                                                   December 31,
                                        Effective                           ----------------------------
                   Property           interest rate        Maturity               1999          1998
     ----------------------------     -------------     -------------       ------------    ------------
     Watts Mill Plaza                     7.25%         February 2000       $  6,022,000    $ 6,262,000
     Eastville Plaza                      7.09%           April 2001           2,808,000      2,858,000
     Rivergate Shopping Center            7.25%          January 2002          3,141,000      3,249,000
     Shenandoah Plaza                     7.25%          January 2002          4,232,000      4,383,000
     Fox River Plaza                      7.76%           April 2002           5,046,000      5,128,000
     Southport Centre                     7.25%           April 2002           8,306,000      8,442,000
     Edgewood Plaza                       7.25%            June 2002           6,749,000      6,852,000
     Moorland Square                     7.348%          November 2002         3,534,000      3,655,000
     Kimberly West                        7.25%          January 2003          3,911,000      4,030,000
     Martin's Bittersweet Plaza          8.875%            June 2003           3,434,000      3,562,000
     Miracle Hills Park                   7.25%           August 2004          4,019,000      4,108,000
     Williamson Square                    8.00%           August 2005         12,274,000     12,501,000
     Spring Mall                          7.25%          October 2006          9,505,000      9,707,000
     Southgate Shopping Center            7.25%          October 2007          2,989,000      3,076,000
     Salem Consumer Square                7.50%         September 2008        13,695,000     14,161,000
     St. Francis Plaza                   8.125%          December 2008         1,619,000      1,737,000
     Elk Park                             7.64%           August 2016          9,434,000      9,622,000
                                                                            --------------  ------------
                                                                            $100,718,000    $103,333,000
                                                                            ==============  ============

The net book value of real estate pledged as collateral for loans was approximately $166,920,000. The mortgage loans collateralized by Rivergate Shopping Center and Shenandoah Plaza are cross-collateralized.






                                      F10

In November 1997, the Operating Partnership issued $100 million, 7% seven-year unsecured Notes maturing November 15, 2004, which were rated "BBB-" by Standard & Poor's Investment Services ("Standard & Poor's") and "Baa3" by Moody's Investors Service ("Moody's"). The Company used the proceeds to prepay a $100 million, 7.23% mortgage note that had been issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). The REMIC Note was secured by six properties and was originally scheduled to expire in September 2000. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,054,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended the Company's weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,846,000. The effective interest rate on the unsecured Notes is approximately 7.19%.

In January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. The issue was rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,758,000. The effective interest rate on the unsecured Notes is approximately 7.61%.

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

In December 1997, the Operating Partnership entered into a $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston. In November 1998, the Operating Partnership amended the line of credit, increasing the maximum capacity to $250 million. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $150 million, a competitive bid rate solicited from the syndicate of banks. Based on the Operating Partnership's current credit rating assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%. Additionally, there is a facility fee currently equal to $375,000 per annum. In the event the current credit ratings were downgraded below "BBB-" or "Baa3" by either Standard & Poor's or Moody's, respectively, the facility fee would increase to $625,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. During 1999, Standard & Poor's affirmed the Company's "BBB-" rating and raised its rating outlook from stable to positive. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. The Company incurred an extraordinary loss on the prepayment of debt of $577,000 (net of the minority interest portion) in connection with replacing the previous line of credit in 1997.

The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Company may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Company was in compliance with such covenants during 1999 and believes that such covenants will not adversely affect the Company's business or the operation of its properties. The line of credit is guaranteed by the Company and matures in December 2000. Management has commenced negotiations to extend and modify the terms of the line of credit. While management expects to be able to extend and modify the line of credit on commercially reasonable terms, there can be no assurance that the Operating Partnership will be able to extend and modify the line of credit on commercially reasonable or any other terms. At December 31, 1999, the weighted average interest rate on the line of credit was 7.62%.

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

The following summarizes the interest rate protection agreements outstanding during 1998:



                                      F11

                                                                    Effect on
      Notional        Maximum        Type of                        interest
        amount          rate         contract       Maturity         expense
    --------------     -----         --------    --------------     --------
    $  43,000,000       6.00%        Swap        April 14, 1998      $38,000
       40,000,000       7.50%         Cap        March 18, 1998            -
       17,000,000       7.50%         Cap        April 11, 1998            -
    --------------                                                   -------
     $100,000,000                                                    $38,000
    =============                                                    =======

Additionally, in anticipation of issuing unsecured debt in the first quarter of 1998, during 1997 the Company entered into two Treasury Note purchase agreements with notional amounts of $37 million each, expiring March 2, 1998. The contracts were terminated at a cost of $3,798,000 as of January 23, 1998, the date upon which the Company priced the aforementioned $100 million issuance of ten-year unsecured Notes. The Company has treated the Treasury Note purchase agreements as hedges and, accordingly, the loss recognized upon termination of the Treasury Note purchase agreements was deferred and is amortized over the term of the underlying debt security as an adjustment to interest expense. The Company had no interest rate protection agreements outstanding during 1999.

Scheduled principal payments of debt outstanding at December 31, 1999 are as follows:

    2000                                 $152,211,000
    2001                                    4,630,000
    2002                                   30,690,000
    2003                                    7,879,000
    2004                                  105,015,000
    Thereafter                            140,783,000
                                         --------------
                                         $441,208,000

NOTE 6 - RENTALS UNDER OPERATING LEASES

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1999 are as follows:

    2000                                 $109,018,000
    2001                                   99,831,000
    2002                                   88,652,000
    2003                                   77,272,000
    2004                                   65,756,000
    Thereafter                           $345,222,000
                                         --------------
                                         $785,751,000

Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998, and was reaffirmed by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission in December 1999. Previously, the Company recognized percentage rental income each period based on reasonable estimates of tenant sales. Contingent rentals earned amounted to approximately $3,310,000, $1,897,000, and $1,864,000 in 1999, 1998, and 1997, respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs, amounting to $36,171,000, $31,615,000, and $25,253,000, in 1999, 1998,
and 1997, respectively.

No tenant accounted for as much as 10% of rental income in 1999, 1998, or 1997. No property accounted for as much as 10% of the Company's rental income during 1999 or 1998. One North State accounted for greater than 10% of the Company's rental income during 1997.

NOTE 7 - INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code (the "Code"). Under the Code, a qualifying REIT that distributes at least 95% of its ordinary taxable income to its share owners is entitled to a tax deduction in the amount of the distribution. In addition, qualifying REITs are permitted to deduct capital gain distributions in the determination of the tax on capital gains. The Company paid distributions to common share owners aggregating $35,657,000, $33,717,000, and $29,387,000 in 1999, 1998, and 1997, respectively.
The Company paid $7,304,000 and $3,653,000 of distributions to preferred share owners on the Series





                                      F12

A Preferred Stock in 1999 and 1998, respectively. The following table summarizes the tax status of distributions paid to common and preferred share owners during 1999, 1998, and 1997:


                                                1999                    1998               1997
                                        --------------------     --------------------     ------
                                        Common     Preferred     Common     Preferred     Common
                                        ------     ---------     ------     ---------     ------
Ordinary income                            91%         93%         81%         81%          57%
Capital gain                                7%          7%         19%         19%          15%
Return of capital                           2%         --          --          --           28%
                                          ---         ---         ---         ---          ---
Total                                     100%        100%        100%        100%         100%
                                          ===         ===         ===         ===          ===


NOTE 8 - SHARE OWNERS' EQUITY

In November 1999, the Board of Directors of the Company authorized the repurchase of up to two million shares of outstanding common shares from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. The Company expects to fund the purchases primarily through asset sales. Through December 31, 1999, the Company repurchased 980,700 shares at an average price of $16.90 per share for a total purchase price of $16,611,000, including costs.

During 1998, the Company implemented a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"), replacing the Company's 1993 Dividend Reinvestment and Share Purchase Plan, to provide both new and existing owners of the Company's common stock, Series A Convertible Preferred Stock and other classes of equity securities outstanding from time to time, as well as existing owners of LP Units of the Operating Partnership, with an economical and convenient method of increasing their investment in the Company. Under the Plan, participants may purchase additional shares of common stock at a discount (ranging from 0% to 3% as determined by the Company in its sole discretion from time to time) and without brokerage fees or other transaction costs by, (i) reinvesting all or a portion of their cash dividends, (ii) purchasing shares of common stock directly from the Company as frequently as once per month by making optional cash payments of a minimum of $100 to a maximum of $10,000 per quarter, or (iii) with prior approval by the Company, purchasing shares of common stock directly from the Company by making optional cash payments in excess of $10,000. Under the Plan, the Company may, at its option, purchase shares in the open market and reissue the shares directly to participants purchasing shares under the Plan. The determination of whether to issue new shares of common stock or to purchase shares in the open market and reissue them directly to participants is made after a review of current market conditions and the Company's current and projected capital needs. During 1999, 1998, and 1997, the Company issued 90,705, 308,016, and 38,592 shares under this and the prior plan, raising $1,462,000, $6,049,000, and $770,000, respectively, net of the discount offered to participants.

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

NOTE 9 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company's Stock Option and Incentive Plan authorizes options and other stock-based awards to be granted for up to 2,282,348 shares. During 1999, 1998 and 1997, options for 474,500, 148,000 and 94,500 shares, respectively, were granted under this Plan. At December 31, 1999 and 1998, options for 802,550 and 372,550 shares, respectively, were outstanding. A committee of the Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.



                                      F13

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

The Company has estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 7.60%, 7.50%, and 7.13%; expected volatility of 23%, 22%, and 16%; risk-free interest rates of 6.8%, 4.8%, and 5.5%; and expected lives ranging from five to seven years for 1999 and five years for 1998 and 1997. The Company applies Opinion No. 25 and related Interpretations in accounting for awards under the Plan. Accordingly, no compensation cost relating to the Stock Option Plans has been recognized in the accompanying financial statements as stock options are granted at an exercise price no less than fair value on the date of grant. Had compensation cost for the Company's Plan been determined consistent with Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                        1999           1998            1997
                                                                                    -----------    -----------     -----------
  Net income attributable to common share owners     As Reported                    $31,502,000    $56,598,000     $25,127,000
                                                     Pro Forma                      $31,197,000    $56,409,000     $25,069,000
  Net income per common share                        As Reported, basic                   $1.31          $2.39           $1.15
                                                     As Reported, diluted                 $1.31          $2.37           $1.15
                                                     Pro Forma, basic                     $1.30          $2.38           $1.15
                                                     Pro Forma, diluted                   $1.30          $2.36           $1.15


The effect of applying Statement No. 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

A summary of option transactions during the periods covered by these financial statements is as follows:

                                                              Exercise prices
                                                 Shares          per share
                                             ------------     ---------------
  Outstanding at December 31, 1996                180,000     $11.50 - $21.25
      Granted                                      94,500     $18.16 - $19.35
      Expired                                     (12,000)    $19.35 - $21.25
      Exercised                                   (10,500)    $14.74 - $17.00
                                             ------------
  Outstanding at December 31, 1997                252,000     $11.50 - $21.25
      Granted                                     148,000        $21.35
      Expired                                     (27,250)    $14.88 - $19.35
      Exercised                                      (200)         $19.35
                                             ------------
  Outstanding at December 31, 1998                372,550     $11.50 - $21.35
      Granted                                     474,500     $19.90 - $20.25
      Expired                                     (34,500)    $19.35 - $21.35
      Exercised                                   (10,000)    $14.88 - $19.35
                                             -------------
  Outstanding at December 31, 1999                802,550     $11.50 - $21.35
                                             =============

One third of 72,000 options granted to employees during 1999 and still outstanding, and one third of 74,750 options granted to employees during 1998 and still outstanding, vest on each of the first, second, and third anniversary of the grant date over a three-year period, and have a duration of ten years from the grant date, subject to earlier termination in certain circumstances. One half of 375,000 options granted to employees during 1999 and still outstanding vest on the third anniversary of the grant date, with an additional one fourth of such options vesting on each of the fourth and fifth anniversary of the grant date, and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances. The remaining 280,800 options outstanding at December 31, 1999 are fully vested and exercisable. The weighted average exercise price per share and the weighted average contractual life remaining of options outstanding at December 31, 1999 were $19.20 and 8.16 years, respectively. The weighted average fair value of options granted during 1999, 1998, and 1997 were $2.32, $1.82, and $1.36, respectively.




                                      F14

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Retirement Savings Plan

The Company provides its employees with a retirement savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The provisions of the plan provide for an employer discretionary matching contribution currently equal to 35% of the employee's contributions up to 5% of the employee's compensation. The employer matching contribution is determined annually by the Board of Directors, and amounted to $84,000, $72,000, and $43,000 in 1999, 1998, and 1997, respectively. Employer contributions and any earnings thereon vest in increments of 20% per year beginning after one year of service.

Legal Actions

The Company is a party to several legal actions which arose in the normal course of business. Management does not expect there to be adverse consequences from these actions which would be material to the Company's financial position or results of operations.

NOTE 12 - MID-AMERICA MERGER AND ISSUANCE OF PREFERRED STOCK

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America. The Merger and the merger agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owned two neighborhood shopping centers and one enclosed mall.

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



                                      F15


                                                                              Years Ended December 31,
                                                             ----------------------------------------------------------
                                                              Historical      Pro Forma       Historical      Pro Forma
                                                                 1998            1998            1997           1997
                                                             ------------     ---------         -------       ---------
    Total revenue                                              $131,037        $144,458         $97,552       $120,817
    Income before extraordinary items                           $59,520         $65,003         $29,758        $39,199
    Net income attributable to common share owners              $56,598         $57,737         $25,127        $27,261
    Basic net income per common share                             $2.39           $2.44           $1.15          $1.25
    Diluted net income per common share                           $2.37           $2.39           $1.15          $1.25


The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1998 and 1997, nor does such data purport to represent the results to be achieved in future periods.

NOTE 13 - SEGMENT REPORTING

The Company, which has internal property management, leasing, and development capabilities, owns and seeks to acquire open-air community and neighborhood shopping centers in the Midwest, generally consisting of fourteen states. Ninety-six of the Company's 98 shopping centers are located in these states. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During 1998, the Company also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998 (see Note 4). Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

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

FFO, computed in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Company, represents income before allocation to minority interest (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with the Company's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. In November 1999, NAREIT issued a National Policy Bulletin clarifying that FFO should include both recurring and non-recurring operating results, except gains and losses from sales of depreciable operating property and those results defined as "extraordinary items" under GAAP. This clarification, including restatements of comparative periods, is effective January 1, 2000. During 1997, in computing FFO the Company added back to net income $3,415,000 of non-recurring stock-based compensation which, upon adoption January 1, 2000, will not be added back to net income when presented under the guidelines of the National Policy Bulletin. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper and National Policy Bulletin only provide guidelines for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

The accounting policies of the segments are the same as those described in Note
2. The revenue, net operating income, and assets for each of the reportable segments are summarized in the following tables as of December 31, 1999 and 1998, and for each of the years in the three-year period then ended. Non-segment assets to reconcile to total assets include the investment in partnership, cash and cash equivalents, accounts receivable, and deferred financing and other costs. The computation of FFO for the Company, and a reconciliation to net income attributable to common share owners, are as follows:



                                      F16

                                                                                            Years Ended December 31,
                                                                                ----------------------------------------------
                                                                                      1999            1998            1997
                                                                                --------------  --------------  --------------
TOTAL PROPERTY REVENUE:
Mixed-use office property                                                       $            -  $    8,321,000  $   14,469,000
Shopping center properties                                                         153,906,000     122,174,000      82,347,000
                                                                                --------------  --------------  --------------
                                                                                   153,906,000     130,495,000      96,816,000
                                                                                --------------  --------------  --------------
TOTAL PROPERTY OPERATING EXPENSES:
Mixed-use office property                                                                    -       3,117,000       6,120,000
Shopping center properties                                                          45,830,000      37,511,000      26,290,000
                                                                                --------------  --------------  --------------
                                                                                    45,830,000      40,628,000      32,410,000
                                                                                --------------  --------------  --------------
Net operating income                                                               108,076,000      89,867,000      64,406,000
                                                                                --------------  --------------  --------------
NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                                             (927,000)       (542,000)       (736,000)
Equity in earnings of partnership, excluding depreciation and amortization            (600,000)       (655,000)              -
Mortgage and other interest                                                         29,404,000      27,681,000      16,562,000
General and administrative                                                           8,544,000       7,183,000       5,123,000
Amortization of deferred finance and non-real estate related costs                   1,127,000         962,000         747,000
Preferred share distributions                                                        7,304,000       2,922,000               -
Income allocated to Series B and C Preferred Units                                   4,487,000               -               -
                                                                                --------------  --------------  --------------
                                                                                    49,339,000      37,551,000      21,696,000
                                                                                --------------  --------------  --------------
Funds from Operations                                                           $   58,737,000  $   52,316,000  $   42,710,000
                                                                                ==============  ==============  ==============
RECONCILIATION TO NET INCOME ATTRIBUTABLE TO
   COMMON SHARE OWNERS:
Funds from Operations                                                           $   58,737,000  $   52,316,000  $   42,710,000
Depreciation of real estate assets and amortization of tenant improvements         (22,632,000)    (18,635,000)    (13,407,000)
Amortization of deferred leasing commissions                                        (1,902,000)     (2,184,000)     (1,259,000)
Other amortization                                                                    (795,000)     (1,193,000)     (1,193,000)
Depreciation and amortization included in equity in earnings of partnership           (100,000)        (69,000)              -
Non-recurring stock-based compensation                                                       -               -      (3,415,000)
Income allocated to exchangeable limited partnership units                          (1,806,000)     (3,317,000)     (1,116,000)
Net gain on sale of properties                                                               -      29,680,000       7,438,000
                                                                                --------------  --------------  --------------
Income before extraordinary item and after preferred share distributions            31,502,000      56,598,000      29,758,000
Extraordinary loss on prepayment of debt, net of minority interest                           -               -      (4,631,000)
                                                                                --------------  --------------  --------------

Net income attributable to common share owners                                  $   31,502,000  $   56,598,000  $   25,127,000
                                                                                ==============  ==============  ==============

                                                                                        As of December 31,
                                                                                -------------------------------
                                                                                      1999            1998
                                                                                --------------- ---------------
TOTAL ASSETS:
Shopping center properties                                                      $  988,033,000  $   946,489,000
Non-segment assets                                                                   8,134,000       20,624,000
                                                                                --------------- ---------------
                                                                                $  996,167,000  $   967,113,000
                                                                                =============== ===============


NOTE 14 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                                                1999
                                                         ---------------------------------------------------
                                                          March 31,     June 30,     Sept. 30,      Dec. 31,
                                                         ----------    ----------   -----------    ---------
                                                           (Dollars in thousands, except per share data)
Rental income                                             $38,710       $36,872       $37,833       $38,535
Net income attributable to common share owners             $7,811        $7,831        $7,465        $8,395
Basic net income per common share                           $0.33         $0.33         $0.31         $0.35
Diluted net income per common share                         $0.33         $0.33         $0.31         $0.35




                                      F17


                                                                                          1998
                                                                  ----------------------------------------------------
                                                                   March 31,     June 30,     Sept. 30,       Dec. 31,
                                                                  ----------    ----------   -----------     ---------
                                                                    (Dollars in thousands, except per share data)

Rental income                                                       $28,736       $30,601       $33,305       $35,802
Net gain (loss) on sale of properties                                 $(875)            -       $30,555             -
Net income attributable to common share owners                       $6,351        $6,964       $36,092        $7,191
Basic net income per common share                                     $0.27         $0.29         $1.52         $0.30
Diluted net income per common share                                   $0.27         $0.29         $1.44         $0.30


NOTE 15 - SUBSEQUENT EVENTS

On January 27, 1999, the Board of Directors declared a regular quarterly dividend on its common stock of $0.38 per share and a regular quarterly dividend on its Series A Preferred Stock of $0.525 per share payable March 31, 2000 to share owners of record on March 10, 2000.

In February 2000, the Company purchased two additional shopping centers located in Kansas and Missouri, aggregating approximately 360,000 square feet of leasable area for a total purchase price of approximately $19.1 million. The shopping centers were acquired with cash provided by the line of credit.

On March 10, 2000, the Operating Partnership issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. Net proceeds were used to pay-down the outstanding balance on the line of credit.









                                      F18

                                                                   SCHEDULE III

                            BRADLEY REAL ESTATE, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

The following table sets forth detail with respect to the properties owned by the Company at December 31, 1999 (dollars in thousands). The aggregate cost of those properties for federal income tax purposes was approximately $1,012,746,000.

                         Initial cost to the Company            Gross amount carried at December 31, 1999
                         ---------------------------            -----------------------------------------
                                                    Capitalized                                                           Lives on
                                       Buildings    Subsequent            Buildings                           Date         Which
                                          and           to                  and               Accumulated  Acquired by  Depreciation
    SHOPPING CENTERS          Land    Improvements  Acquisition   Land  Improvements  Total   Depreciation   Company     is Computed
-------------------------   -------   ------------- ----------- ------- ------------ -------- ------------ -----------  ------------
GEORGIA

Shenandoah Plaza             $ 1,333     $ 3,110      $   -      $ 1,333   $ 3,110     $ 4,443    $  113        1998           39
   Newnan, GA

ILLINOIS

Bartonville Square               471       1,130        218          578     1,241       1,819        56        1998        15 - 39
   Peoria, IL

Butterfield Square             3,902       9,106        (11)       3,911     9,086      12,997       389        1998          39
   Libertyville, IL

Commons of Chicago Ridge       5,087      15,113      2,960        5,879    17,281      23,160     1,520        1996         1 - 39
   Chicago Ridge, IL

Commons of Crystal Lake        3,546      20,093      2,751        3,546    22,844      26,390     2,098        1996         3 - 39
   Crystal Lake, IL

Crossroads Centre              2,846       8,538      1,102        2,878     9,608      12,486     2,331        1992         1 - 39
   Fairview Heights, IL

Fairhills Shopping Center      2,031       4,982         90        2,031     5,072       7,103       327        1997         2 - 39
   Springfield, IL

Heritage Square                8,047      17,099        243        8,047    17,342      25,389     1,684        1996         1 - 39
   Naperville, IL

High Point Centre              2,969      16,822        906        3,022    17,675      20,697     1,694        1996         3 - 39
   Lombard, IL

Parkway Pointe                   799       3,197          -          799     3,197       3,996       205        1997         2 - 39
   Springfield, IL

Rivercrest Center              7,349      17,147      2,845        7,353    19,988      27,341     3,404        1994         4 - 39
   Crestwood, IL

Rollins Crossing               1,996       8,509      1,438        2,257     9,686      11,943       933        1996         3 - 39
   Round Lake Beach, IL

Sangamon Center North          1,952       7,809        (81)       1,939     7,741       9,680       503        1997         2 - 39
   Springfield, IL

Sheridan Village               2,841      19,010        396        2,935    19,312      22,247     1,902        1996         2 - 39
   Peoria, IL

Sterling Bazaar                2,120       4,480        648        2,350     4,898       7,248       278      1997/98        1 - 39
   Peoria, IL

Twin Oaks Centre               1,687       6,062        (46)       1,665     6,038       7,703       219        1998         5 - 39
   Silvis, IL

Wardcliffe Center                478       1,841        261          538     2,042       2,580       112        1997         6 - 39
   Peoria, IL

Westview Center                6,417      14,973      3,879        6,188    19,081      25,269     3,568        1993         1 - 39
   Hanover Park, IL

INDIANA

County Line Mall               5,244      11,066        167        5,255    11,222      16,477       708        1997         5 - 39
   Indianapolis, IN

Double Tree Plaza              2,370       5,529        150        2,436     5,613       8,049       189        1998           39
   Winfield, IN

Germantown                     2,497       5,735        (28)       2,439     5,765       8,204       221        1998         2 - 39
   Jasper, IN


                                      F19

                         Initial cost to the Company            Gross amount carried at December 31, 1999
                         ---------------------------            -----------------------------------------
                                                    Capitalized                                                           Lives on
                                       Buildings    Subsequent            Buildings                           Date         Which
                                          and           to                  and               Accumulated  Acquired by  Depreciation
    SHOPPING CENTERS          Land    Improvements  Acquisition   Land  Improvements  Total   Depreciation   Company     is Computed
-------------------------   -------   ------------- ----------- ------- ------------ -------- ------------ -----------  ------------
Kings Plaza                     625       3,046          25         625    3,071       3,696       150        1998          39
   Richmond, IN

Lincoln Plaza                 1,015       4,060          15       1,015    4,075       5,090       167        1998         4 - 39
   New Haven, IN

Martin's Bittersweet Plaza      993       3,969          50         993    4,019       5,012       320        1997         4 - 39
   Mishawaka, IN

Rivergate Shopping Center       174       4,645           -         174    4,645       4,819       169        1998          39
   Shelbyville, IN

Sagamore Park                 2,209       5,567         594       2,696    5,674       8,370       263        1998         2 - 39
   West Lafayette, IN

Speedway SuperCenter          6,098      34,555       2,953       6,410   37,196      43,606     3,603        1996         3 - 39
   Speedway, IN

The Village                   1,152       6,530       2,230       1,152    8,760       9,912       942        1996         2 - 39
   Gary, IN

Washington Lawndale Commons   2,488      13,062         829       2,488   13,891      16,379     1,574        1996         3 - 39
   Evansville, IN

IOWA

Burlington Plaza West           838       4,458          95         853    4,538       5,391       314        1997         2 - 39
   Burlington, IA

Davenport Retail Center       1,125       4,500         109       1,234    4,500       5,734       288        1997           39
   Davenport, IA

Kimberly West                   990       2,718          18         990    2,736       3,726       103        1998         4 - 39
   Davenport, IA

Parkwood Plaza                1,530       7,062         322       1,530    7,384       8,914       495        1997         2 - 39
   Urbandale, IA

Southgate Shopping Center       721       4,441         141         721    4,582       5,303       250        1997         4 - 39
   Des Moines, IA

Spring Village                  925       3,636         153       1,029    3,685       4,714       264        1997         2 - 39
   Davenport, IA

Warren Plaza                  1,103       4,892          65       1,108    4,952       6,060       398        1997         3 - 39
   Dubuque, IA

KANSAS

Mid-State Plaza               1,435       3,349       1,037       1,504    4,317       5,821       312        1997         1 - 39
   Salina, KS

Santa Fe Square               1,999       7,089         427       2,105    7,410       9,515       581        1996         3 - 39
   Olathe, KS

Shawnee Parkway Plaza         1,838       4,290          26       1,838    4,316       6,154       156        1998         4 - 39
   Shawnee, KS

Westchester Square            3,279       9,837         161       3,311    9,966      13,277       574        1997         3 - 39
   Lenexa, KS

KENTUCKY

Camelot Shopping Center       2,595       6,052          28       2,596    6,079       8,675       260        1998        15 - 39
   Louisville, KY

Dixie Plaza                   1,116       2,567           -       1,116    2,567       3,683       110        1998          39
   Louisville, KY

Midtown Mall                  1,490       5,953           6       1,490    5,959       7,449       280        1998         5 - 39
   Ashland, KY

Plainview Village             3,630       8,470         204       3,795    8,509      12,304       373        1998         3 - 39
   Louisville, KY

Stony Brook Center            3,106       9,319         196       3,121    9,500      12,621       946        1996         2 - 39
   Louisville, KY

                                      F20

                         Initial cost to the Company            Gross amount carried at December 31, 1999
                         ---------------------------            -----------------------------------------
                                                    Capitalized                                                           Lives on
                                       Buildings    Subsequent            Buildings                           Date         Which
                                          and           to                  and               Accumulated  Acquired by  Depreciation
    SHOPPING CENTERS          Land    Improvements  Acquisition   Land  Improvements  Total   Depreciation   Company     is Computed
-------------------------   -------   ------------- ----------- ------- ------------ -------- ------------ -----------  ------------
MICHIGAN

Cherry Hill Marketplace         373       5,762       2,123        373      7,885      8,258          23         1999         39
   Westland, MI

Courtyard (The)               2,427       7,283          80      2,427      7,363      9,790         355         1998       2 - 39
   Burton, MI

Redford Plaza                 5,235      15,460         117      5,235     15,577     20,812         695         1998       2 - 39
   Redford, MI

MINNESOTA

Austin Town Center            2,927       6,835         415      2,971      7,206     10,177          45         1999       4 - 39
   Austin, MN

Brookdale Square              2,230       6,694          54      2,230      6,748      8,978         656         1996       1 - 39
   Brooklyn Center, MN

Burning Tree Plaza              609       3,744       7,717        609     11,461     12,070       2,610         1993       3 - 39
   Duluth, MN

Central Valu Center           1,445       7,097         636      1,448      7,730      9,178         399         1997       1 - 39
   Columbia Heights, MN

Elk Park Center               5,486      10,466       1,597      5,494     12,055     17,549         563         1997       5 - 39
   Elk River, MN

Har Mar Mall                  6,551      15,263      10,769      6,786     25,797     32,583       6,195         1992       2 - 39
   Roseville, MN

Hub West                        757         345       4,191        773      4,520      5,293       1,118         1991       7 - 39
   Richfield, MN

Marketplace at 42             4,387       8,857         534      4,387      9,391     13,778          60         1999       2 - 39
   Savage, MN

Richfield Hub                 3,000       5,390       5,466      3,028     10,828     13,856       3,986         1988       2 - 39
   Richfield, MN

Roseville Center              1,405       4,040         749      1,405      4,789      6,194         365         1997       1 - 39
   Roseville, MN

Southport Centre              4,239      10,700         140      4,258     10,821     15,079         407         1998       2 - 39
   Apple Valley, MN

Sun Ray Shopping Center          82       2,945      13,170        131     16,066     16,197       9,285         1961       2 - 39
   St. Paul, MN

Terrace Mall                    630       1,706       2,476        630      4,182      4,812       1,015         1993       1 - 39
   Robbinsdale, MN

Westview Valu Center          2,629       6,133         213      2,634      6,341      8,975         328         1997         39
   West St. Paul, MN

Westwind Plaza                1,949       5,547         343      1,949      5,890      7,839         823         1994       4 - 39
   Minnetonka, MN

White Bear Hills                750       3,762         538        755      4,295      5,050         762         1993       3 - 39
   White Bear Lake, MN

MISSOURI

Ellisville Square             3,291       7,679          31      3,304      7,697     11,001         275         1998       5 - 39
   Ellisville, MO

Grandview Plaza                 414       2,205      15,313        437     17,495     17,932       6,297         1971       3 - 39
   Florissant, MO

Liberty Corners               1,050       6,057         139      1,187      6,059      7,246         366         1997       3 - 39
   Liberty, MO

Maplewood Square              1,554       3,626          29      1,568      3,641      5,209         109         1998       5 - 39
   Maplewood, MO

Prospect Plaza                  893       3,006       5,275        901      8,273      9,174         133         1998       5 - 39
   Gladstone, MO

                                      F21

                         Initial cost to the Company            Gross amount carried at December 31, 1999
                         ---------------------------            -----------------------------------------
                                                    Capitalized                                                           Lives on
                                       Buildings    Subsequent            Buildings                           Date         Which
                                          and           to                  and               Accumulated  Acquired by  Depreciation
    SHOPPING CENTERS          Land    Improvements  Acquisition   Land  Improvements  Total   Depreciation   Company     is Computed
-------------------------   -------   ------------- ----------- ------- ------------ -------- ------------ -----------  ------------
Watts Mill Plaza             4,429      10,335          50        4,465     10,349       14,814     310         1998       3 - 39
   Kansas City, MO

NEBRASKA

Bishop Heights                 593         734           -          593        734        1,327      27         1998         39
   Lincoln, NE

Cornhusker Plaza             1,123       3,038           1        1,123      3,039        4,162     110         1998       3 - 39
   South Sioux City, NE

Eastville Plaza                542       3,333           -          542      3,333        3,875     121         1998         39
   Fremont, NE

Edgewood Plaza               1,900      10,764        (500)       1,825     10,339       12,164     376         1998         39
   Lincoln, NE

Ile de Grand                   735       4,204          64          735      4,268        5,003     154         1998       7 - 39
   Grand Island, NE

Meadows (The)                1,359       3,701           -        1,359      3,701        5,060     134         1998         39
   Lincoln, NE

Miracle Hills Park           2,179       5,340        (159)       2,121      5,239        7,360     197         1998       3 - 39
   Omaha, NE

Stockyards Plaza             1,108       6,872           -        1,108      6,872        7,980     103         1999         39
   Omaha, NE

NEW MEXICO

St. Francis Plaza            1,578       3,683           -        1,578      3,683        5,261     440         1995         39
   Santa Fe, NM

OHIO

30th Street Plaza              990       6,728       2,492          990      9,220       10,210      53         1999       2 - 39
   Canton, OH

Clock Tower Plaza            2,870      11,909           4        2,875     11,908       14,783     407         1998       5 - 39
   Lima, OH

Salem Consumer Square        5,974      21,380          52        5,975     21,431       27,406     732         1998       2 - 39
   Trotwood, OH

SOUTH DAKOTA

Baken Park                   2,388       7,002       2,277        2,410      9,257       11,667     392         1997       1 - 39
   Rapid City, SD

TENNESSEE

Williamson Square            2,570      14,561         437        2,570     14,998       17,568   1,592         1996       2 - 39
   Franklin, TN

WISCONSIN

Fairacres Shopping Center    1,549       3,806           5        1,549      3,811        5,360     141         1998       2 - 39
   Oshkosh, WI

Fitchburg Ridge                764       1,783        (295)         674      1,578        2,252      57         1998       7 - 39
   Fitchburg, WI

Fox River Plaza              1,548       6,106         104        1,611      6,147        7,758     258         1998       3 - 39
   Burlington, WI

Garden Plaza                 1,384       3,962          25        1,384      3,987        5,371     163         1998       2 - 39
   Franklin, WI

Madison Plaza                2,014       6,121         171        2,077      6,229        8,306     382         1997       3 - 39
   Madison, WI

Mequon Pavilions             2,761      15,647         217        2,761     15,864       18,625   1,563         1996       2 - 39
   Mequon, WI

Moorland Square              1,919       5,119           3        1,919      5,122        7,041     186         1998         39
   New Berlin, WI

                                      F22

                         Initial cost to the Company            Gross amount carried at December 31, 1999
                         ---------------------------            -----------------------------------------
                                                    Capitalized                                                           Lives on
                                       Buildings    Subsequent            Buildings                           Date         Which
                                          and           to                  and               Accumulated  Acquired by  Depreciation
    SHOPPING CENTERS          Land    Improvements  Acquisition   Land  Improvements  Total   Depreciation   Company     is Computed
-------------------------   -------   ------------- ----------- ------- ------------ -------- ------------ -----------  ------------
Oak Creek Centre              1,478       3,448         309       1,469       3,766        5,235      207       1998        3 - 39
   Oak Creek, WI

Park Plaza                      970       4,020           3         970       4,023        4,993      215       1997        5 - 39
   Manitowoc, WI

Spring Mall                                                                                                     1997       15 - 39
   Greenfield, WI             1,790      12,317         434       1,824      12,717       14,541      663

Taylor Heights                1,133       6,387          40       1,133       6,427        7,560      103       1999        3 - 39
   Sheboygan, WI           --------    --------    --------    --------    --------   ----------  -------

SUBTOTAL                   $210,417    $698,320    $105,421    $213,833    $800,325   $1,014,158  $81,302
                           --------    --------    --------    --------    --------   ----------  -------
Real estate held for sale     9,028      20,928         (66)      8,639      21,251       29,890        -       1998
                           --------    --------    --------    --------    --------   ----------  -------

GRAND TOTAL                $219,445    $719,248    $105,355    $222,472    $821,576   $1,044,048  $81,302
                           ========    ========    ========    ========    ========   ==========  =======

COST:                                                                            December 31,
                                                               -----------------------------------------------------
                                                                    1999                 1998               1997
                                                               --------------        ------------       ------------
Balance, beginning of year                                     $  982,957,000        $680,795,000       $507,631,000
Acquisitions and other additions                                   78,013,000         359,507,000        199,301,000
Sale of properties and other deductions                           (16,922,000)        (57,345,000)       (26,137,000)
                                                               --------------        ------------       ------------

Balance, end of year                                           $1,044,048,000        $982,957,000       $680,795,000
                                                               ==============        ============       ============


ACCUMULATED DEPRECIATION:

Balance, beginning of year                                     $   59,196,000        $ 42,430,000       $ 37,883,000
Depreciation provided                                              22,632,000          18,670,000         13,407,000
Sale of properties and other deductions                              (526,000)         (1,904,000)        (8,860,000)
                                                               --------------        ------------       ------------

Balance, end of year                                           $   81,302,000        $ 59,196,000       $ 42,430,000
                                                               ==============        ============       ============




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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bradley Real Estate, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       KPMG LLP



     Chicago, Illinois
     January 21, 2000, except as to Note 15, which is as of March 10, 2000


                                      F24