Form 10-Q
period 2000-03-31
BRADLEY REAL ESTATE INC
filed 2000-05-12
CIK 13777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended March 31, 2000 or

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

Indicate the number of shares outstanding of each class of Common Stock as of March 31, 2000:

     Shares of Common Stock, $.01 par value: 22,171,886 shares outstanding.

                            BRADLEY REAL ESTATE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)

                                                                                    March 31,     December 31,
                                                                                      2000            1999
                                                                                   -----------    ------------
ASSETS:

Real estate investments - at cost                                                  $ 1,038,006    $ 1,014,158
Accumulated depreciation and amortization                                              (85,852)       (81,302)
                                                                                   -----------    -----------

Net real estate investments                                                            952,154        932,856

Real estate investments held for sale                                                        -         29,890

Other assets:
    Cash and cash equivalents                                                              260          4,434
    Rents and other receivables, net of allowance for doubtful accounts
      of $4,036 for 2000 and $4,545 for 1999                                            15,678         12,273
    Deferred charges, net and other assets                                              17,718         16,714
                                                                                   -----------    -----------

Total assets                                                                       $   985,810    $   996,167
                                                                                   ===========    ===========


LIABILITIES AND SHARE OWNERS' EQUITY:

Mortgage loans                                                                     $    94,085    $   100,718
Unsecured notes payable                                                                274,600        199,604
Line of credit                                                                          83,000        144,500
Accounts payable, accrued expenses and other liabilities                                32,085         32,787
                                                                                   -----------    -----------

Total liabilities                                                                      483,770        477,609
                                                                                   -----------    -----------

Exchangeable limited partnership units                                                  18,251         19,306
Series B preferred units                                                                49,100         49,100
Series C preferred units                                                                24,344         24,344
                                                                                   -----------    -----------

Total minority interest                                                                 91,695         92,750
                                                                                   -----------    -----------

Share Owners' equity:
    Shares of preferred stock and paid-in capital, par value $.01 per share; liquidation preference $25.00 per share:
         Authorized 20,000,000 shares; 3,478,219 shares of Series A
            Convertible Preferred Stock issued and outstanding at
            March 31, 2000 and December 31, 1999                                        86,802         86,802
    Shares of common stock and paid-in capital, par value $.01 per share:
      Authorized 80,000,000 shares; issued and outstanding  22,171,886 and
         23,079,357 shares at March 31, 2000 and December 31, 1999, respectively       318,194        333,907
    Shares of excess stock, par value $.01 per share:
      Authorized 50,000,000 shares; 0 shares issued and outstanding                          -              -
    Retained earnings                                                                    5,349          5,099
                                                                                   -----------    -----------

Total share owners' equity                                                             410,345        425,808
                                                                                   -----------    -----------

Total liabilities and share owners' equity                                         $   985,810    $   996,167
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

                            BRADLEY REAL ESTATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                              Quarter ended
                                                                                March 31,
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
REVENUE:
         Rental income and recoveries from tenants                        $ 40,778    $ 38,710
         Other income                                                        1,053         643
                                                                          --------    --------
                                                                            41,831      39,353
                                                                          --------    --------
EXPENSES:
         Operations, maintenance and management                              6,093       6,678
         Real estate taxes                                                   6,071       6,115
         Mortgage and other interest                                         8,235       7,687
         General and administrative                                          2,081       2,201
         Depreciation and amortization                                       6,864       6,457
                                                                          --------    --------
                                                                            29,344      29,138
                                                                          --------    --------

Income before equity in earnings of partnership and net gain on sale of
  properties                                                                12,487      10,215
Equity in earnings of partnership                                                -         347
Net gain on sale of properties                                                 205           -
                                                                          --------    --------

Income before allocation to minority interest                               12,692      10,562
Income allocated to exchangeable limited partnership units                    (490)       (469)
Income allocated to Series B and C preferred units                          (1,664)       (456)
                                                                          --------    --------

Net income                                                                  10,538       9,637

Preferred share distributions                                               (1,826)     (1,826)
                                                                          --------    --------

Net income attributable to common share owners                            $  8,712    $  7,811
                                                                          ========    ========

Earnings per share:
         Basic                                                            $   0.39    $   0.33
                                                                          ========    ========
         Diluted                                                          $   0.38    $   0.33
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

                            BRADLEY REAL ESTATE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


                                                                 Preferred          Common
                                                                   shares           shares
                                                                    and               and          Retained
                                                              paid-in capital   paid-in capital    earnings        Total
                                                              ---------------   ---------------    ---------     ---------
Balance at December 31, 1999                                     $  86,802          $ 333,907      $   5,099     $ 425,808
     Net income                                                          -                  -         10,538        10,538
     Distributions on common stock ($0.38 per share)                     -                  -         (8,462)       (8,462)
     Distributions on preferred stock ($0.525 per share)                 -                  -         (1,826)       (1,826)
     Repurchase of common stock                                          -            (15,698)             -       (15,698)
     Dividend reinvestment and stock purchase plan
       participation, net                                                -                 (8)             -            (8)
     Reallocation of minority interest                                   -                (24)             -           (24)
     Shares issued in exchange for Limited Partnership units             -                 17              -            17
                                                                 ---------          ---------      ---------     ---------

Balance at March 31, 2000                                        $  86,802          $ 318,194      $   5,349     $ 410,345
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

                            BRADLEY REAL ESTATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                                Quarter ended
                                                                                                  March 31,
                                                                                           ----------------------
                                                                                              2000         1999
                                                                                           ---------    ---------
Cash flows from operating activities:
     Net income                                                                            $  10,538    $   9,637
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                         6,864        6,457
         Equity in earnings of partnership                                                         -         (347)
         Amortization of debt premiums, net of discounts                                        (221)        (250)
         Net gain on sale of properties                                                         (205)           -
         Income allocated to minority interest                                                 2,154          925
     Change in operating assets and liabilities:
         Increase in rents and other receivables                                              (3,149)      (3,070)
         Increase (decrease) in accounts payable, accrued expenses and other liabilities      (1,548)         519
         Increase in deferred charges                                                         (1,118)        (959)
                                                                                           ---------    ---------
              Net cash provided by operating activities                                       13,315       12,912
                                                                                           ---------    ---------

Cash flows from investing activities:
     Expenditures for real estate acquisitions                                               (18,797)         (11)
     Expenditures for developments and redevelopments                                         (4,504)        (910)
     Expenditures for other capital improvements                                              (1,831)      (2,120)
     Net proceeds from sale of properties                                                     30,257            -
     Cash distributions from partnership                                                           -          400
                                                                                           ---------    ---------
              Net cash provided by (used in) investing activities                              5,125       (2,641)
                                                                                           ---------    ---------

Cash flows from financing activities:
     Borrowings from line of credit                                                           49,000       17,500
     Payments under line of credit                                                          (110,500)     (67,500)
     Proceeds from issuance of unsecured notes payable                                        74,981            -
     Expenditures for financing costs                                                           (488)         (41)
     Repayment of mortgage loans                                                              (5,994)           -
     Principal payments on mortgage loans                                                       (403)        (413)
     Distributions paid to common share owners                                                (8,462)      (8,900)
     Distributions paid to limited partnership unit holders                                     (475)        (533)
     Distributions paid to preferred unit holders                                             (1,664)        (456)
     Distributions paid to preferred share owners                                             (1,826)      (1,826)
     Proceeds from exercise of stock options                                                       -          123
     Net proceeds from dividend reinvestment and stock purchase plan                              (8)       1,522
     Net proceeds from issuance of Series B preferred units                                        -       49,100
     Repurchase of common stock                                                              (15,698)           -
     Payments to redeem limited partnership units                                             (1,077)           -
                                                                                           ---------    ---------
              Net cash used in financing activities                                          (22,614)     (11,424)
                                                                                           ---------    ---------

Net decrease in cash and cash equivalents                                                     (4,174)      (1,153)

Cash and cash equivalents:
     Beginning of period                                                                       4,434        1,262
                                                                                           ---------    ---------
     End of period                                                                         $     260    $     109
                                                                                           =========    =========

Supplemental cash flow information:
     Interest paid, net of amount capitalized                                              $   8,059    $   8,207
                                                                                           =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BRADLEY REAL ESTATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1999.

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


                                                                           Quarter ended
                                                                             March 31,
                                                                    ---------------------------
                                                                        2000            1999
                                                                    -----------     -----------
NUMERATOR:
----------

Basic
     Net income attributable to common share owners                 $ 8,712,000     $ 7,811,000
                                                                    ===========     ===========
Diluted
     Net income attributable to common share owners                 $ 8,712,000     $ 7,811,000
     Income allocated to exchangeable limited partnership units         490,000         469,000
                                                                    -----------     -----------

     Adjusted net income                                            $ 9,202,000     $ 8,280,000
                                                                    ===========     ===========

DENOMINATOR:
------------

Basic
     Weighted average common shares                                  22,617,082      23,996,976
                                                                    ===========     ===========
Diluted
     Weighted average common shares                                  22,617,082      23,996,976
     Effect of dilutive securities:
         Stock options                                                   16,463          31,294
         Exchangeable limited partnership units                       1,271,819       1,440,998
                                                                    -----------     -----------

     Weighted average shares and assumed conversions                 23,905,364      25,469,268
                                                                    ===========     ===========

Basic earnings per share                                            $      0.39     $      0.33
                                                                    ===========     ===========
Diluted earnings per share                                          $      0.38     $      0.33
                                                                    ===========     ===========


For the quarters ended March 31, 2000 and 1999, options to purchase 1,203,550 shares of common stock at prices ranging from $17.50 to $21.35 and 650,800 shares of common stock at prices ranging from $19.35 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods, thereby having an anti-dilutive impact on EPS. Preferred stock distributions of $1,826,000 during each of the quarters ended March 31, 2000 and 1999, and the effect on the denominator of the conversion of the convertible preferred stock outstanding during the period into 3,550,652 shares of common stock for the quarter ended March 31, 2000, and 3,550,913 shares of common stock for the quarter ended March 31, 1999, were not included in the computation of diluted EPS because the impact on basic EPS was anti-dilutive.

Income allocated to the minority interest reflects weighted average limited partnership units ("LP Units") of interest in Bradley Operating Limited Partnership (the "Operating Partnership") outstanding of 1,271,819 and 1,440,998 for the quarter ended March 31, 2000 and 1999, respectively. As of March 31, 2000 and 1999, there were 1,250,682 and 1,395,712 LP Units, respectively, outstanding. The Operating Partnership is a limited partnership of which the Company currently owns an 82% economic interest.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first quarter of 2000, 1,229 shares of common stock were issued in exchange for an equivalent number of LP Units held by the minority interest.

NOTE 4 - ACQUISITION AND DISPOSITION ACTIVITY

During the first quarter of 2000, the Company completed the acquisitions of two shopping centers, Hub Shopping Center located in Independence, Missouri and West Loop Shopping Center, located in Manhattan, Kansas, aggregating approximately 360,000 square feet for a total purchase price of approximately $19,103,000. The Company acquired these shopping centers with cash provided by the line of credit.

On March 31, 2000, the Company completed the sales of three enclosed malls that were held for sale as of December 31, 1999, for a net sales price of approximately $30,622,000. The three centers, Delta Plaza located in Escanaba, Michigan, Lakewood Mall, located in Aberdeen, South Dakota and Thunderbird Mall located in Virginia, Minnesota, were all enclosed malls located in smaller markets which were non-core to the Company's grocery-anchor community shopping center focus. The sale resulted in a gain of $205,000 for financial reporting purposes. Net proceeds from the sale were used to reduce the outstanding balance under the line of credit.

NOTE 5 - ISSUANCE OF UNSECURED NOTES

On March 10, 2000, the Operating Partnership issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. The securities are rated "Baa3" by Moody's Investors Service and "BBB-" by Standard & Poor's Investment Services. Net proceeds from the offering of approximately $74.5 million were used to reduce the outstanding balance under the line of credit.

NOTE 6 - STOCK REPURCHASE PROGRAM

In November 1999, the Board of Directors of the Company authorized the repurchase of up to two million shares of outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. Through March 31, 2000, the Company repurchased 1,898,900 shares at an average price of $16.97 per share.

NOTE 7 - SEGMENT REPORTING

As of March 31, 2000, the Company owned 96 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. The Company assesses and measures operating results on an individual property basis for each of its 96 shopping centers without differentiation, based on net operating income, and then converts such amounts in the aggregate to a performance measure referred to as Funds from Operations ("FFO"). Since all of the Company's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The revenue and net operating income for the reportable segment and for the Company, the computation of FFO for the Company, and a reconciliation to net income attributable to common share owners, are as follows for the three month periods ended March 31, 2000 and 1999 (dollars in thousands):

                                                                                     Quarter ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                --------      --------
Total property revenue                                                          $ 41,738      $ 39,065
Total property expenses                                                          (12,164)      (12,793)
                                                                                --------      --------

Net operating income                                                              29,574        26,272
                                                                                --------      --------

NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                                            (93)         (288)
Equity in earnings of partnership, excluding depreciation and amortization             -          (390)
Mortgage and other interest                                                        8,235         7,687
General and administrative                                                         2,081         2,201
Amortization of deferred finance and non-real estate related costs                   283           279
Preferred share distributions                                                      1,826         1,826
Income allocated to Series B and C preferred units                                 1,664           456
                                                                                --------      --------
                                                                                  13,996        11,771
                                                                                --------      --------

Funds from Operations                                                           $ 15,578      $ 14,501
                                                                                ========      ========

RECONCILIATION TO NET INCOME ATTRIBUTABLE TO COMMON SHARE OWNERS:
Funds from Operations                                                           $ 15,578      $ 14,501
Depreciation of real estate assets and amortization of tenant improvements        (6,128)       (5,449)
Amortization of deferred leasing commissions                                        (453)         (431)
Other amortization                                                                     -          (298)
Depreciation and amortization included in equity in earnings of partnership            -           (43)
Income allocated to exchangeable limited partnership units                          (490)         (469)
Net gain on sale of properties                                                       205             -
                                                                                --------      --------

Net income attributable to common share owners                                  $  8,712      $  7,811
                                                                                ========      ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first quarter of 2000, we completed the acquisitions of two shopping centers for an aggregate purchase price of approximately $19.1 million. On March 31, 2000, we sold three enclosed malls for an aggregate gross sales price of approximately $31 million, resulting in a gain on sale of $205,000 for financial reporting purposes. During the second quarter of 1999, we completed the acquisitions of two shopping centers for an aggregate purchase price of $13.9 million, and sold three properties for an aggregate gross sales price of $17.3 million. During the second quarter of 1999, we also acquired the 50% non-owned portion of the two shopping centers held by the joint venture acquired in connection with the merger acquisition of Mid-America. As a result, these two shopping centers are consolidated for financial reporting purposes. During the fourth quarter of 1999, we also acquired two additional shopping centers for an aggregate purchase price of $23.0 million.

Differences in results of operations for the three-month period ended March 31, 2000 compared with the same period in 1999 were driven largely by the acquisition and disposition activity. Income before the net gain on sale of properties, and before income allocated to minority interest, increased $1,925,000, or 18%, from $10,562,000 for the three months ended March 31, 1999 to $12,487,000 for the three months ended March 31, 2000. Net income attributable to common share owners increased $901,000, or 12%, from $7,811,000 during the first quarter of 1999 to $8,712,000 during the first quarter of 2000. Basic earnings per share increased $0.06 per share, or 18%, from $0.33 per share in the first quarter of 1999 to $0.39 per share in the first quarter of 2000. The computation of diluted earnings per share resulted in a $0.01 reduction in basic earnings per share for the quarter ended March 31, 2000, from $0.39 per share to $0.38 per share. The computation of diluted earnings per share had no effect on basic earnings per share for the three month period in 1999. Our results of operations for properties consolidated for financial reporting purposes for the first quarter of 1999 and 2000 reflect 91 properties that were held both quarters (including the three enclosed malls sold on the last day of the quarter) and 11 properties that we purchased or sold between the two periods. As of March 31, 2000, we owned 96 shopping centers.

Property Specific Revenue and Expenses (in thousands of dollars):

                                                 Quarter ended
                                                   March 31,                                       Properties
                                              -------------------                 Acquisitions/    Held Both
                                                2000        1999     Difference   Dispositions      Periods
                                              -------     -------    ----------   -------------    ----------
Rental income and recoveries from tenants     $40,778     $38,710     $ 2,068        $ 1,275        $   793
Operations, maintenance and management          6,093       6,678        (585)           151           (736)
Real estate taxes                               6,071       6,115         (44)           146           (190)
Depreciation and amortization                   6,864       6,457         407            326             81

Results attributable to acquisition and disposition activities:

Rental income increased from $38,710,000 in the first quarter of 1999 to $40,778,000 in the first quarter of 2000. Approximately $2,093,000 of the increase during the three-month period was attributable to acquisition activities, partially offset by $818,000 attributable to disposition activities.

Operations, maintenance and management expense decreased from $6,678,000 in the first quarter of 1999 to $6,093,000 in the first quarter of 2000. A decrease in properties held both full quarterly periods of $736,000 was partially offset by an increase of $151,000 attributable to acquisition and disposition activities.

Real estate taxes decreased from $6,115,000 in the first quarter of 1999 to $6,071,000 in the first quarter of 2000. Real estate taxes decreased $190,000 for properties held during both three month periods ended March 31, 2000 and 1999. Real estate taxes increased $146,000 for properties acquired, net of real estate taxes eliminated for properties sold during 1999 and 2000.

Depreciation and amortization increased from $6,457,000 in the first quarter of 1999 to $6,864,000 in the first quarter of 2000. Approximately $326,000 of the increase during the three month period was attributable to acquisition and disposition activities.

Results for properties fully operating throughout both periods:

A decrease in operations, maintenance, and management expense in the first quarter of 2000 from the first quarter of 1999 resulted from winter storms in the Midwest occurring during the first quarter of 1999. Snow removal expenses were approximately $572,000 lower in the first quarter of 2000 compared with the first quarter of 1999. However, this expense reduction also contributed to a decrease in operating expense reimbursements of $478,000.

Despite the decrease in operating expense reimbursements, rental income increased $793,000 for properties held throughout both periods. Rental income increased $247,000 at Commons of Crystal Lake during the first quarter of 2000 compared with the first quarter of 1999 due to a 28,000 square-foot lease with Marshalls commencing in the second quarter of 1999 and a 30,000 square-foot lease with Toys 'R Us commencing in the third quarter of 1999. Rental income increased $403,000 at Spring Mall during the first quarter of 2000 compared with the first quarter of 1999 due to a lease termination receipt from a vacant theater and due to an increase in percentage rents resulting from strong sales from Pick 'n Save, the grocery anchor tenant. Rental income increased $434,000 at Heritage Square due to the commencement of a 62,000 square-foot lease with Carson Pirie Scott in the third quarter of 1999 and due to a lease termination receipt from Strouds in the first quarter of 2000. A 27,000 square-foot lease with DSW Designer Shoe Warehouse was signed in the first quarter of 2000 to replace Strouds at a slightly higher rent. This lease is expected to commence late in the second quarter. A 47,000 square-foot lease with HomeLife, replacing the remaining vacant portion of the space previously occupied by Montgomery Ward, is scheduled to commence in the second quarter, which is expected to contribute to further increases in rental revenue at this shopping center. The incremental revenue at Heritage Square was net of a decrease in real estate tax reimbursements of $25,000 resulting from a reduction in real estate taxes of $77,000. The reduction in real estate taxes was generated by the negotiation of abatements.

During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. As a result of the liquidation, the store closed and ceased paying rent in January 2000, resulting in a $265,000 decrease in rental income at this property. Although we are in preliminary discussions with several retailers to replace this lease, a reduction in rental revenue is expected to continue at this property, since we do not expect a new lease to commence prior to the end of 2000.

Fleming Companies, our largest tenant with locations at fourteen of our centers, has recently announced that it may potentially sell its grocery stores to focus on its wholesale distribution business and its chain of discount food warehouses. Our leases with Fleming expire between December, 2001 and May, 2019. While we have not been formally notified of a sale of any of its stores in our portfolio, we currently expect to receive all rents due under its lease obligations to us, even if such stores are sold. In the event Fleming does elect to sell any or all of the grocery stores at our centers, likely purchasers include other grocery store chains, which may or may not have stronger credit quality.

Non-Property Specific Revenue and Expenses:

Other income increased from $643,000 during the quarter ended March 31, 1999 to $1,053,000 during the quarter ended March 31, 2000. During the first quarter of 2000, we received $487,000 as a settlement over a dispute with a former tenant and guarantor of a portion of a 54,000 square-foot space previously leased to HomePlace at Har Mar Mall. HomePlace declared bankruptcy in January 1998 and vacated the center in August 1998. A lease with a new grocery tenant at Har Mar Mall to replace the vacant HomePlace space is currently under negotiation, although there can be no assurance that this lease will be completed.

Mortgage and other interest expense increased from $7,687,000 for the quarter ended March 31, 1999 to $8,235,000 for the quarter ended March 31, 2000. A slightly higher weighted average balance outstanding on the line of credit during the first quarter of 1999 compared with the first quarter of 2000, was more than offset by a higher weighted average interest rate in 2000, resulting in an increase in interest expense on the line of credit of $169,000. This increase is net of an increase in the amount of interest capitalized during the first quarter of 2000 compared with the first quarter of 1999, which results from our increased focus on development and redevelopment initiatives which have been funded with the line of credit. On March 10, 2000, we issued $75 million, 8.875% six-year unsecured Notes maturing March 15, 2006. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit. Interest incurred on these unsecured Notes amounted to $407,000 during the first quarter of 2000. Our total weighted average interest rate increased to 7.63% for the first quarter of 2000 from 7.02% for the first quarter of 1999.

General and administrative expense decreased from $2,201,000 during the quarter ended March 31, 1999 to $2,081,000 during the quarter ended March 31, 2000, a decrease of $120,000, or 5%. This reduction primarily resulted from expense control savings in numerous categories, including investor relations, office supplies and services, travel and entertainment, and franchise taxes and related fees.

During February 1999, we took advantage of an opportunity to replace $50 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). We took advantage of a similar opportunity during September 1999, replacing $25 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units"). Although the spreads between the interest rate currently available under the line of credit facility and the rates associated with the Series B and C Preferred Units are dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B Preferred Units were $456,000 during the first quarter of 1999, and distributions on the Series B and C Preferred Units were $1,664,000 during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund operating expenses and distributions primarily from operating cash flows although, if needed, we may also use our bank line of credit for these purposes. We fund acquisitions, developments and other capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of debt and equity securities. We may also acquire properties through the issuance of limited partnership units in the Operating Partnership to the seller or contributor of the acquired properties. Additionally, we may dispose of non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with our strategic focus. In addition, we may acquire partial interests in real estate assets through participation in joint venture transactions.

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to develop and redevelop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our share owners.

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

As of March 31, 2000, our financial liquidity was provided by $260,000 in cash and cash equivalents and the unused balance on our bank line of credit of $167 million. In addition, we have an effective "shelf" registration statement under which the Company may issue up to $201.4 million in equity securities, and an additional "shelf" registration statement under which the Operating Partnership may issue up to $325 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and its Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Mortgage debt outstanding at March 31, 2000 consisted of fixed-rate notes totaling $94.1 million with a weighted average interest rate of 7.52% maturing at various dates through 2016. During the first quarter of 2000, we paid-off the mortgage note secured by Watts Mill Plaza upon its maturity for $5,994,000 with cash provided by the line of credit. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt totaled $403,000 during the three-month period ended March 31, 2000, with another $1.3 million of scheduled principal payments due for the remainder of the year. We expect to fund short-term liquidity requirements with operating cash flows and the line of credit. In addition, we have commenced negotiations to extend and modify the line of credit, which expires in December 2000. We expect to be able to extend and modify the line of credit on commercially reasonable terms, which we believe will be slightly more expensive than the terms under the existing line of credit due to competitive market pressures. At this time, we cannot definitely state what terms we will obtain, including interest rates. During the first quarter of 2000, the weighted average interest rate on the line of credit was 7.2%. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance our indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $13,315,000 during the first quarter of 2000, from $12,912,000 during the same period in 1999. This increase is primarily due to consistent cash flow growth from our existing core portfolio, as well as cash generated from the acquisitions of six shopping centers during 1999 and two additional shopping centers in 2000. The increase in cash flow from these acquisitions was partially offset by the elimination of cash flow resulting from the sales of three non-core properties during 1999.

For the three months ended March 31, 2000, funds from operations ("FFO") increased $1,077,000, or 7.4%, from $14,501,000 for the three months ended March 31, 1999, to $15,578,000 for the three months ended March 31, 2000. We generally consider FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles ("GAAP") which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" and November 1999 "National Policy Bulletin" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interest (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper and National Policy Bulletin only provide guidelines for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows provided by investing activities increased to $5,125,000 during the first quarter of 2000, from a net use of cash of $2,641,000 during the same period in 1999. During the first three months of 2000, we completed the acquisitions of two shopping centers located in Missouri and Kansas aggregating approximately 360,000 square feet for a total purchase price of approximately $19,103,000. We also invested approximately $4,504,000 in four redevelopment initiatives, and sold three properties aggregating 683,000 square feet for an aggregate net sales price of $30,622,000, including the issuance of a $365,000 note receivable, which was paid in full subsequent to quarter-end. The net proceeds from the sales were used to reduce outstanding borrowings under the line of credit, decreasing our overall debt while reducing our exposure to increases in interest rates on our variable rate debt. During the first three months of 1999, approximately $910,000 was invested in a redevelopment project. Cash distributions received from a joint venture during the first three months of 1999 amounted to $400,000. During the second quarter of 1999, we acquired the 50% non-owned portion of two shopping centers held by the joint venture for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000.

Financing Activities

Net cash flows used in financing activities increased to $22,614,000 during the first quarter of 2000 from $11,424,000 during the same period in 1999. Distributions to common and preferred share owners, as well as to the minority interest, were $12,427,000 in the first quarter of 2000, and $11,715,000 in the first three months of 1999.

In November 1999, our Board of Directors authorized the repurchase of up to two million shares of outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. During the first quarter of 2000, we paid approximately $15,698,000 to repurchase 918,200 shares of common stock.

The two shopping centers acquired during the first quarter of 2000 were acquired with cash provided by our line of credit. On March 10, 2000, we issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. The securities are rated "Baa3" by Moody's Investors Service and "BBB-" by Standard & Poor's Investment Services. Net proceeds from the offering of approximately $74,981,000 were used to reduce the outstanding balance under the line of credit. Although issuance of the unsecured Notes will be dilutive to earnings in the short-term, the issuance of such fixed rate debt extended our weighted average debt maturity, further spreading our scheduled debt maturities, while reducing our exposure to increases in interest rates on our variable rate debt.

During the first quarter of 1999, we issued two million 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit. Net proceeds from the issuance of approximately $49.1 million were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of these higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During the first quarter of 2000, we substantially completed the redevelopment of Prospect Plaza, located in Gladstone, Missouri. We also continued the redevelopments of Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, both of which were acquired during the second quarter of 1999, and of the Commons of Chicago Ridge, a shopping center in our existing core portfolio located in metropolitan Chicago. The redevelopments of Cherry Hill Marketplace and 30th Street Plaza are expected to be substantially completed during the middle part of 2000, with the completion of the Commons of Chicago Ridge scheduled for the fourth quarter of 2000. These projects represent the types of selective redevelopment investment opportunities on which we plan to focus. The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a modest pipeline of development opportunities and potential shopping centers acquisitions where we can use our redevelopment experience to create similar enhanced returns. We expect to finance these acquisition, development, and redevelopment opportunities with a combination of proceeds from the sale of non-core assets, retained cash, the line of credit, external capital and possible joint ventures.

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express our belief, expectations or intentions regarding our future performance or future events or trends. We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of our control. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities in the Midwest on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; we may be unable to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The statements made under the caption "Risk Factors" included in the Company's Form 10-K for 1999 are incorporated herein by reference.

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

Item 5.  OTHER INFORMATION
                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No.               Description
                  -----------               -----------

                  27                    Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  The following Form 8-K was filed during the period January 1, 2000 through March 31, 2000:

                  1)     Form 8-K filed March 10, 2000 (earliest event March 7,
                         2000), reporting in Item 5., the issuance by Bradley Operating Limited Partnership of $75 million, 8.875% unsecured Notes due March 15, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 12, 2000


                                           Bradley Real Estate, Inc.
                                                  Registrant



                                           By:   /s/ Thomas P. D'Arcy
                                               ----------------------------
                                               Thomas P. D'Arcy
                                               President and CEO


                                           By:   /s/ Irving E. Lingo, Jr.
                                               ----------------------------
                                               Irving E. Lingo, Jr.
                                               Chief Financial Officer

                                 Exhibit Index
                                 -------------

               EX-27          Financial Data Schedule